Form 10-Q
period 2022-09-30
Rubber Leaf Inc
filed 2022-11-17
CIK 1893657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 333-261070

Rubber Leaf Inc

(Exact name of registrant as specified in its charter)

Nevada	32-0655276
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

Qixing Road, Weng’ao Industrial Zone,

Chunhu Subdistrict, Fenghua District

Ningbo, Zhejiang, China

(Address of Principal Executive Offices) (Zip Code)

+86 - 0574 - 88733850

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 16, 2022, the registrant had 40,976,458 shares of common stock outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “RLI,” “Company,” “we,” “us,” and “our” in this document refer to Rubber Leaf Inc, a Nevada corporation.

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUBBER LEAF INC

RUBBER LEAF INC

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$160,090	$51,156
Restricted cash	645,569	665,377
Accounts receivables – related parties	2,997,351	2,918,850
Accounts receivables and advances to vendors	266,240	69,910
Advances to vendors - related parties	29,718	453,679
Inventories, net	464,098	478,678
Deposit to vendor -related party	2,108,667	2,361,424
Other current assets	217,134	245,974
Total current asset	6,888,867	7,245,048
Noncurrent assets:
Plant and equipment, net	4,594,618	5,421,095
Intangible asset, net	2,050,049	2,331,629
Total assets	$13,533,534	$14,997,772

LIABILITIES
Current liabilities:
Borrowings	$2,485,595	$3,024,961
Borrowings– related party	81,113	165,300
Accounts payables	1,234,954	1,230,839
Accounts payables – related parties	3,476,312	7,730,393
Notes payable	645,569	665,377
Other payable - related party	469,902	138,795
Advances from customers	509,152	573,986
Retainage payable	648,019	821,962
Operating lease liabilities	-	47,228
Other current liabilities	614,053	544,027
Total current liabilities	10,164,669	14,942,868

Noncurrent liabilities
Long-term accounts payable – related party	3,624,424	-
Total liabilities	13,789,093	14,942,868

Commitment and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock: 40,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: 100,000,000 shares authorized, 40,976,458 and 40,976,458 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	40,977	40,977
Additional paid-in capital	2,400,168	2,400,168
Accumulated deficit	(2,864,848)	(2,577,138)
Accumulated other comprehensive income	168,144	190,898
Total stockholders’ (deficit) equity	(255,559)	54,905
Total liabilities and stockholders’ equity	$13,533,534	$14,997,772

The accompanying notes are an integral part of these financial statements

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Sales	$1,443,070	$478,040	$3,641,039	1,446,841
Sales-related parties	510,034	2,933,767	4,229,247	10,083,049
Total	1,953,104	3,411,807	7,870,286	11,529,890

Cost of sales	1,650,580	3,875,971	7,251,658	12,389,370
Gross profit (loss)	302,524	(464,164)	618,628	(859,480)

Operating Expenses
Selling expenses	34,264	116,345	126,798	168,050
General & administrative expenses	192,265	283,030	607,451	589,464
Share-based compensation	-	239,750	-	239,750
Total operation expenses	226,529	639,125	734,249	997,264
(Loss) income from operation	75,995	(1,103,289)	(115,621)	(1,856,744)

Other income (expense):
Interest expense	(50,765)	(82,550)	(153,333)	(168,576)
Other expense, net	(13,406)	(3,446)	(11,084)	(13,678)
Total other expenses, net	(64,171)	(85,996)	(164,417)	(182,254)

Net income (loss) before income taxes	$11,824	(1,189,285)	(280,038)	(2,038,998)
Income tax expenses	166	-	(7,672)	-
Net income (loss)	$11,990	(1,189,285)	$(287,710)	(2,038,998)

Foreign currency translation, net of tax	(13,241)	98,286	(22,754)	105,349
Comprehensive loss	(1,251)	(1,090,999)	(310,464)	(1,933,649)

Earnings per share
Basic and diluted loss per share	$(0.00)	$(0.03)	$(0.01)	(0.05)
Weighted average common shares outstanding	40,976,458	40,976,458	40,976,458	40,139,267

The accompanying notes are an integral part of these financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional	Retained Earnings	Accumulated Other	Total Stockholders’
	Preferred Stocks		Common Stocks		Paid-in	(Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	income (loss)	(Deficit)
Balance at December 31, 2020	-	$-	-	$-	$-	$592,387	$36,565	$628,952
Shares issued to acquire subsidiary			40,000,000	40,000	(40,000)	-	-
Issue of shares			436,000	436	1,089,564	-	-	1,090,000
Share issuance for incentive plan	-	-	95,900	96	239,654	-	-	239,750
Share issuance for debt conversion	-	-	444,558	445	1,110,950	-	-	1,111,395
Net loss	-	-	-	-	-	(2,038,998)	-	(2,038,998)
Foreign currency translation, net tax	-	-	-	-	-	-	105,349	105,349
Balance at September 30, 2021 (Unaudited)			$40,976,458	$40,977	$2,400,168	$(1,446,611)	$141,914	$1,136,448

					Additional	Retained Earnings	Accumulated Other	Total Stockholders’
	Preferred Stocks		Common Stocks		Paid-in	(Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	income (loss)	(Deficit)
Balance at December 31, 2021	-	$-	40,976,458	$40,977	$2,400,168	$(2,577,138)	$190,898	$54,905
Net loss	-	-	-	-	-	(287,710)	-	(287,710)
Foreign currency translation, net tax	-	-	-	-	-	-	(22,754)	(22,754)
Balance at September 30, 2022 (Unaudited)			$40,976,458	$40,977	$2,400,168	$(2,864,848)	$168,144	$(255,559)

The accompanying notes are an integral part of these financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30
	2022	2021
	(Unaudited)
Cash flow from operating activities
Net loss	(287,710)	(2,038,998)
Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation and amortization	405,638	532,751
Share-based compensation	-	239,750
Inventories write-down	-	2,813
Changes in operating assets and liabilities:
Account receivables	-	119,886
Account receivables – related parties	(418,932)	(29,436)
Advances to vendors - related party	402,298	(2,832,552)
Advance to vendors	(218,416)	2,774,139
Other current assets	53,742	(175,346)
Inventories	(39,282)	(49,320)
Right-use-of asset	(20,920)	44,871
Other assets	-	24,731
Notes payable	55,095	264,612
Account payable	145,592)	(169,920)
Accounts payable - related parties	211,943	2,113,175
Advances from customers - related parties	-	145,322
Advances from customers	(3,640)	115,224
Retainage payable	(92,122)	246,159
Other current liabilities	137,446	(40,672)
Net cash provided by operating activities	330,733	1,287,189

Cash flow from investing activities
Other receivables - related party	-	(27,900)
Loan receivable	(75,325)	-
Purchase of equipment and factory construction	(107,465)	(1,993,712)
Net cash used in investing activities	(182,790)	(2,021,612)

Cash flow from financing activities
Share issuance for cash	-	1,090,000
Proceeds from to related parties	339,132	177,757
New borrowings	96,416	772,857
Repayments of borrowings-related party	(71,257)	-
Repayments of borrowings	(327,449)	(911,972)
Net cash provided by financing activities	36,843	1,128,642

Effect of exchange rate changes	(95,661)	(14,633)
Decrease in cash	89,124	379,586
Cash and restricted cash, beginning	716,534	8,508
Cash and restricted cash, ending	$805,659	$388,094

Supplemental disclosures of cash flow
Interest paid	$96,764	$127,977
Income taxes paid	$3,938	$11,139
Noncash investing and financing activities
Share issuance for debt conversion	$-	$1,111,395

The accompanying notes are an integral part of these consolidated financial statements.

RUBBER LEAF INC

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Note 1 - Organization and Description of Business

Rubber Leaf Sealing Products (Zhejiang) Co., Ltd. (the “RLSP”) was established in July 08, 2019 and is located in Fenghua District, Ningbo, Zhejiang province, the People’s Republic of China (“PRC”). It is engaged in the import and export trade, production and sales of synthetic rubber, rubber compound, car window seals, auto parts, etc. of integrated group companies. It has an integrated machinery production plant on PRC. RLSP, a well-known auto parts enterprise, is a first-tier supplier of well-known auto brands such as Dongfeng Motor and French Renault. RLSP has a registered capital of $20 million US dollars to be injected and is a wholly owned by foreign investment.

Rubber Leaf Inc (the “Company” or “RLI”) was incorporated under the law of the State of Nevada on May 18, 2021 by Ms. Xingxiu Hua, the sole shareholder of RLSP. On May 27, 2021, the Company entered a share exchange agreement with Ms. Hua, pursuant to which, the Company issued 40,000,000 shares of common stock to exchange for all of RLSP’s shares. No change of control of RLSP was resulted from the execution of the share exchange agreement.

Note 2 – Going concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company currently has a net loss of $(287,710) for the nine months ended September 30, 2022 and accumulated deficits of $(2,864,848) as of September 30, 2022. The Company has negative working capital of $3,275,802 as of September 30, 2022. The Company has not completed its efforts to establish a stabilized source of gross profit sufficient to cover operating costs over a reasonable period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses and its construction of new production line. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements. With respect to the unaudited financial statements as of and for the nine months ended September 30, 2022, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022.

The consolidated financial statements include the accounts of Rubber Leaf Inc, the parent company and its wholly owned subsidiary in China - Rubber Leaf Sealing Products (Zhejiang) Co., Ltd. All intercompany transactions and balances were eliminated in consolidation.

Reclassifications

Certain amounts on the prior-years’ consolidated balance sheets, consolidated statements of operations and cash flows were reclassified to conform to current-year presentation, with no effect on ending stockholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates. Signiant estimates are used in the collectability of accounts receivable, the useful lives and impairment of property and equipment, the valuation of deferred tax assets, inventories reserve and provisions for income taxes, among others.

Revenue Recognition

The Company early adopted Accounting Standards Update (“ASU”) 2014-09, Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) since its inception (i.e. July 2019), which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company applies the five-step model to sales contracts.

The Company’s revenue mainly generated from selling the synthetic rubber, rubber compound, car window seals, auto parts under two models of supply. The Company has disaggregated revenue at the sales channels through direct supply model and indirect supply model.

Model A: Direct supply model. Upon passing the on-site inspections of automobile Original Equipment Manufacturers (the “OEMs”), RLSP is listed at the OEMs’ directories being one of their first-tier suppliers who will purchase raw materials, produce final products independently, and deliver finished products to the OEMs’ warehouses directly. RLSP satisfies its performance obligation when its finished products are delivered to the OEMs’ warehouses and a follow-up quality inspection is accepted by the OEMs. Meanwhile, the OEMs will also request product replacement for disqualified products. The ownership and control of our finished products are transferred to our customers as soon as the products passed the inspection and acceptance into the warehouses of the OEMs. Our revenue will be recognized once the control of our products has been transferred to our customers, and the payments will be paid by the OEMs directly.

Model B: Indirect supply model. RLSP received the purchase orders from our related parties-Shanghai Xinsen Import & Export Co., Ltd (“Shanghai Xinsen”) and Xinsen Sealing Products (Hangzhou) Co., Ltd (“Hangzhou Xinsen”) (collectively named as “Xinsen Group” for two companies together). The Company’s President, Ms. Xingxiu Hua, holds 90% ownership of Shanghai Xinsen and Shanghai Xinsen holds 70% ownership of Hangzhou Xinsen, or Ms. Hua owns 63% ownership of Hangzhou Xinsen, respectively. Effective on October 1, 2022, Ms. Hua reduced her ownership of Shanghai Xinsen from 90% to 15%, and so accordingly reduced her indirect ownership of Hangzhou Xinsen from 63% to 10.5%. Branded Automobile Manufacturers (the “Auto Manufacturers”) send a lump sum purchase orders of the whole vehicle rubber and plastic auto parts of one model to their first-tier suppliers, who then subcontract rubber and plastic seals to Xinsen Group. Xinsen Group is a certified second-tier supplier of Auto Manufacturers who then subcontracts some products that they do not have capability to manufacture to RLSP. Once purchase orders are received, RLSP will purchase rubber materials from our venders and outsourced the purchase orders to third party manufacturer for work-in-process products (“WIP”) or finished products in its entirely based on management’s decision under the operating circumstances. RLSP has two forms of outsourced processing under Model B:

1)	RLSP purchases raw materials and subcontracts the third-party manufacturers to produce WIP. Once WIP is finished and delivered to RLSP’s warehouse, RLSP performs some manual processes, such as welding and constructing in order to meet the specification of the purchase orders, the final products are concluded after strict quality inspection.

2)	RLSP purchases raw materials and subcontracts third party manufacturers to produce finished products. RLSP will perform the responsibilities to trace and observe each step of production from the third-party manufacturers.

The finished products will be delivered to the first-tier suppliers’ warehouses, the downstream customers of Xinsen Group either from RLSP or third-party manufacturers’ locations. Xinsen Group will assign inspectors and perform quality inspection when the finished products are delivered. RLSP satisfies its performance obligation when the finished products are delivered to Xinsen Group’s customers and the quality inspection is qualified performed by Xinsen Group. Meanwhile, Xinsen Group will also request product replacement for disqualified products. Once the quality and quantity are confirmed and finished products are acceptable into the warehouses of Xinsen Group’s customers, receiving notes will be provided by Xinsen Group’s customers, then to RLSP as proof of delivery. The date of receiving notes signed is the time that RLSP transfers ownership and control of the finished products under model B to Xinsen Group then indirectly to the first-tier suppliers. RLSP recognizes revenue on the dates when receiving notes are signed by Xinsen Group’s customers.

Under both supply models, payment of products is generally made within a 30-day term upon receiving notes signed by our customers. Extended payment terms are provided on a limited basis not to exceed two months. After customer receives the finished products, if the customer finds quality problems before installing them to the vehicles, the customer is able to inform RLSP and request replacement for the same type products. Since November 2021, RLSP has terminated warranty assurance to our customers due to the characteristics of our products.

Cost of revenue

Cost of revenues is comprised of raw materials consumed, manufacturing costs, third party logistics and distribution costs including packaging, freight, transportation, shipping and handling costs, and inventory adjustment due to the defectives and inventory count.

Cash and Cash Equivalents

Cash and cash equivalents include bank deposits and liquid investments with original maturities of three months or less as of the purchase date of such investments.

Restricted cash

The Company had notes payable outstanding with Ningbo bank and was required to keep certain amounts on deposit that were subject to withdrawal restrictions. The notes payables were generally short term in nature due to its maturity period of six months or less, thus restricted cash was classified as a current asset.

Concentration risk

The Company maintains cash with banks in the United States of America (“USA”) and PRC. Should any bank holding cash become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In China, a depositor has up to RMB500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”). In the United States, the standard insurance amount is $250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”).

Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash and cash equivalents and accounts receivable. As of September 30, 2022 and December 31, 2021, $734,525 and $557,469 of the Company’s cash and restricted cash held by financial institutions were uninsured, respectively.

Major customers

For the three months ended September 30, 2022 and 2021, as well as nine months ended September 30, 2022 and 2021 the Company’s revenues from two major customers accounted more than 10% of the total revenue were as following:

	Nine months ended September 30, 2022		Three months ended September 30, 2022		Nine months ended September 30, 2021		Three months ended September 30, 2021
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Customer B	$4,229,247	54%	$510,034	26%	10,083,049	87%	$2,933,767	86%
Customer A	$3,641,039	46%	1,443,070	74%	$1,446,841	13%	$478,040	14%

	As of September 30, 2022		As of September 30, 2021
	Accounts Receivable	% of Total Accounts Receivable	Accounts Receivable	% of Total Accounts Receivable
Customer B	$2,997,351	100%	$2,653,544	100%
Customer A	-	-%	$-	-%

●	Customer A: eGT New Energy Automotive Co., Ltd. (“eGT” ), an unrelated party.
●	Customer B: Shanghai Xinsen Import & Export Co., Ltd (“Shanghai Xinsen”), a related party that sells RLSP’s products to Shanghai Hongyang Sealing Co., Ltd. (“Shanghai Hongyang”) and Wuhu Huichi Auto Parts Co., Ltd. (“Wuhu Huichi”), two unrelated parties of RLSP and the Company, and certified first-tier suppliers of Auto Manufacturers.

Major vendors

For the three months ended September 30, 2022 and 2021, as well as nine months ended September 30, 2022 and 2021, the Company made purchases from the major vendors accounted more than 10% of the total purchases were as following:

	Nine months ended September 30, 2022		Three months ended September 30, 2022		Nine months ended September 30, 2021		Three months ended September 30, 2021
	Amount	% of Total Purchase	Amount	% of Total Purchase	Amount	% of Total Purchase	Amount	% of Total Purchase
Vendor A	$4,317,141	71%	$523,970	48%	11,152,785	95%	$3,697,640	88%
Vendor B	79,091	1%	-	-	-		-	-
Vendor C	$1,685,360	28%	557,569	52%	$597,735	5%	$512,215	12%

	As of September 30, 2022		As of September 30, 2021
	Accounts payable	% of Total Accounts Payable	Accounts payable	% of Total Accounts Payable
Vendor A	$1,330,458	17%	$586,036	8%
Vendor B	6,399,960	83%	$6,186,198	80%
Vendor C	-		-	-

●	Vendor A: Shanghai Haozong Rubber & Plastic Technology Co., Ltd. (“Shanghai Haozong”), a related party.
●	Vendor B: Shanghai Huaxin Economic and Trade Co., Ltd. (“Shanghai Huaxin”), a related party, purchase amounts and accounts payable balances include retainage payables.
●	Vendor C: Shanghai Yongliansen Import and Export Trading Company (“Yongliansen”), a related party.

Accounts Receivable

Accounts receivables are reported at their net realizable value. Any value adjustments are booked directly against the relevant receivable. We have standard payment terms that generally require payment within approximately 30 to 60 days. Management performs ongoing credit evaluations of its customers. An allowance for potentially uncollectible accounts is provided based on history, economic conditions, and composition of the accounts receivable aging. As of September 30, 2022 and December 31, 2021 no credit risk identified and no allowance for doubtful accounts.

Inventories, net

Inventories consist of raw materials and finished products, and are stated at the lower of cost or net realizable value. Cost is calculated by applying the weighted -average method and physically applied first-in-first-out method (FIFO) in inventory stock in and out. The Company regularly reviews inventory quantities on hand and writes down to its net realizable value any inventory that it believes to be impaired. Management considers forecast demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining excess and obsolescence and net realizable value adjustments. Once inventory is written down and a new cost basis is established, it is not written back up if demand increases.

Advances to vendors

From time to time, we paid advances to our vendors in order to secure our purchase orders or as retainers required pursuant to various purchase agreements related to production and the 2nd production lines currently under construction. The advances have no interest bearing, normally settled along with purchase transactions within 60 to 180 days depend on market condition, and around 365 days for construction projects and/or equipment purchase.

Property and equipment

Property and equipment are initially recorded at their historical cost. Repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the following estimated useful lives of the depreciable assets:

●	Land use rights: 50 years

●	Leasehold improvement: shorter of the estimate useful life or lease term
●	Factory equipment: 10 years
●	Office equipment and furniture: 5 years

Construction in progress (“CIP”) includes pre-construction costs, construction costs, interest incurred on financing, amortization of land use right during the construction period, insurance and overhead costs related to construction. Interest of borrowings specific for the construction project and amortization of land use rights are capitalized under CIP when development activities commence, and end when the qualifying assets are ready for their intended use.

Intangible Assets

All land in the PRC is owned by the PRC government and cannot be sold to any individual or company. The Company has recorded the amounts paid to the PRC government when acquired long-term interests of land use rights under intangible assets. This type of arrangement is common for the use of land in the PRC. The Company amortizes land use rights based on the term of the respective land use rights granted, which generally ranges from 15 to 50 years. The land use rights of Collective Lands has unlimited useful lifetime.

Impairment of Long-Lived Assets

The Company’s long-lived assets mainly include property and equipment, land use right recorded under intangible assets and right-of-use assets obtained through operating lease.

In accordance with ASC 360, Property, Plant, and Equipment, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset, or group of assets, as appropriate, may not be recoverable. If the aggregate undiscounted future net cash flows expected to result from the use and the eventual disposition of a long-lived asset is less than its carrying value, then the Company would recognize an impairment loss based on the excess of the carrying value over the fair value.

For the nine months and three months ended September 30, 2022 and 2021, the Company determined there was no impairment of the long-lived assets.

Notes payable

Short-term notes payable are lines of credit extended by banks. The banks in-turn issue the Company a bankers acceptance note, which can be endorsed and assigned to vendors as payments for purchases. These short-term notes payable bears no interest and is guaranteed by the bank for its complete face value and usually matures within three to six-month period. The banks usually require the Company to deposit a certain amount of cash at the bank as a guarantee deposit, which is classified on the balance sheet as restricted cash.

As of September 30, 2022 and December 31, 2021, RLSP held $645,569 and $665,377 notes payable issued by Ningbo bank with various maturity dates up to December 2022. The same amount of deposits was required by the banks and classified as restricted cash as of September 30, 2022 and December 31, 2021.

Advances from customers

From time to time, we received advances from our customers, which are made normally under sales frame contracts, each sales transaction will be initiated by purchase orders received under the frame contracts. The advances have no interest bearing, normally settled along with purchase/sales transactions within 60 to180 days.

Retainage Payables

For equipment purchased from Shanghai Huaxin in the PRC, a related party, by RLSP in the PRC, the Company typically retains a portion of the purchase invoices, typically 3-5%, for 12 to 24 months to ensure the quality of equipment after installation during the qualifying warranty period. As of September 30 2022 and December 31, 2021, retainage payables were $648,019 and $821,962 with maturity dates various to December 2022, respectively.

Income Taxes

We are governed by the Income Tax Law of the PRC and the United States. The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The 2017 Tax Reform Act permanently reduces the U.S. corporate income tax rate to a 21% flat rate. In addition, the 2017 Tax Reform Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included in the gross income of the CFCs’ U.S. shareholder income. The tax law in PRC applies an income tax rate of 25% to all enterprises. The Company’s subsidiary does not receive any preferential tax treatment from local government.

Value added tax

The Company is subject to value added tax (“VAT”). The applicable VAT rate is 13% for products sold in the PRC for the years of 2021 and 2020. The amount of VAT liability is determined by applying the applicable tax rate to the amount of goods sold (output VAT) less VAT accrued on purchases made with the relevant supporting invoices (input VAT). Sales and purchases are recorded net of VAT (the amount of VAT is excluded from revenues and costs) collected and paid as the Company acts as an agent for the government.

Earnings Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

Pursuant to ASC 260-10-55, EPS computations should be based on the facts and circumstances of the transaction for reorganization. The Company calculated its EPS retrospectively akin to a normal share issuance as if the reorganization incurred from the inception.

The Company does not have any potentially dilutive instruments as of September 30, 2022 and December 31, and, thus, anti-dilution issues are not applicable.

Fair Value of Financial Instruments

The Company’s balance sheets include certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

●	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30 2022 and December 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalent, restricted cash, accounts receivables, advances to vendors, inventories, other current assets, accounts payables, advances from customers and other current liabilities. For short term borrowings and notes payable, the Company concluded the carrying values are a reasonable estimate of fair values because of the short period of time between the origination and repayment and as their stated interest rates approximate current rates available.

Operating Leases

The Company adopted ASC 842 since its inception. The Company determines if an arrangement is or contains a lease at inception. Operating leases with lease terms of more than 12 months are included in operating lease assets, accrued and other current liabilities, and long-term operating lease liabilities on its consolidated balance sheet. Operating lease assets represent its right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments over the lease term. Operating lease assets and liabilities are recognized based on the present value of the remaining lease payments discounted using its incremental borrowing rate. Lease expense is recognized on a straight-line basis over the lease term.

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Foreign Currency

Amounts reported in the condensed consolidated financial statements are stated in United States dollars, unless stated otherwise. The Company’s subsidiary in the PRC use the Chinese renminbi (RMB) as their functional currency and the holding company - RLI uses the United States dollar as their functional currency. For subsidiaries that use the local currency as the functional currency, all assets and liabilities are translated to United States dollars using exchange rates in effect at the end of the respective periods and the results of operations have been translated into United States dollars at the weighted average rates during the periods the transactions were recognized. Resulting translation gains or losses are recognized as a component of other comprehensive income (loss).

In accordance with ASC 830, Foreign Currency Matters (ASC 830), the Company translates the assets and liabilities into United States dollars using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from RMB into United States dollar are recorded in stockholders’ equity as part of accumulated other comprehensive income. Further, foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Gains and losses on those foreign currency transactions are included in other income (expense), net for the period in which exchange rates change.

Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) in accordance with ASC 220, Income Statement-Reporting Comprehensive Income (ASC 220). Under ASC 220, the Company is required to report comprehensive income (loss), which includes net income (loss) as well as other comprehensive income (loss). The only significant component of accumulated other comprehensive income (loss) as of September 30, 2022 and December 31, 2021 is the currency translation adjustment.

Segment Information

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the executive team, which is comprised of the chief executive officer and the chief financial officer. Based on the financial information presented to and reviewed by the chief operating decision maker in deciding how to allocate the resources and in assessing the performance, the Company has determined that it has two operating and reporting segments based on sales channels – direct supply and indirect supply as of September 30,2022, December 31, 2021 and for the nine months periods and three months ended.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses”. The standard, including subsequently issued amendments (ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10 and ASU 2019-11), requires a financial asset measured at amortized cost basis, such as accounts receivable and certain other financial assets, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In November 2019, the FASB issued ASU No. 2019-10 to postpone the effective date of ASU No. 2016-13 for public business entities eligible to be smaller reporting companies defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is evaluating the impact of this guidance on its consolidated financial statements.

Note 4 - Inventories, net

Inventories consisted of raw rubber materials, finished goods of rubber products and others, and are stated at the lower of cost or net realizable value. As of September 30, 2022 and December 31, 2021, inventories consisted of the following:

	September 30, 2022	December 31, 2021
	(Unaudited)
Raw materials	$63,688	$29,246
Finished goods, net	400,410	449,432
Total	464,098	478,678

As of December 31, 2021, the Company wrote $532,366 off for the finished goods held on hand due to its defective nature. The finished goods are expecting to sell at a discounted price by the end of 2022.

Note 5 - Plant and equipment, net

	September 30,	December 31,
	2022	2021
	(Unaudited)
Equipment and machinery	$5,461,715	$5,919,317
Furniture and office equipment	22,580	25,286
Leasehold improvement	75,287	132,604
Minus: Accumulated depreciation and amortization	(1,272,852)	(937,027)
Plant and equipment, net	4,286,730	5,140,181
Construction in progress	307,889	280,914
Property plant and equipment, net	$4,594,618	$5,421,095

Upon obtained the right use of land, RLSP started to build the manufacture plant on the land. The Company capitalized the cost in related to the construction, including the interests related to the borrowings, the utilities occurred in the construction, the amortization of land use of right. The construction is expecting to put into use in 2023.

For the equipment used for manufacturing, the depreciation expense is included as part of manufacturing overhead, while the equipment used for general administrative are included in selling, general and administrative expense on the statements of operations.

For the nine months ended September, 2022 and 2021, the depreciation and amortization expenses were $371,332 and $512,147, respectively, and $110,362 and $148,475 for the three months ended September, 2022 and 2021, respectively.

Note 6 - Intangible asset, net

On October 21, 2020, RLSP entered a purchase contract with the Ninbo government agent, Zhejiang Province, whereby the Company was assigned the land use rights, for 50 years useful life, located in Chunhun Street, in Fenghua city, Zhejiang Province, for a total purchase price of $2,064,554 (RMB 13,729,900 at exchange rate of 0.1504), the information of the land use rights is as followed:

Intangible asset, net consists of the following:

	September 30,	December 31,
	2022	2021
	(Unaudited)
Land use rights	$2,134,113	$2,389,920
Less: Accumulated amortization	(84,063)	(58,291)
Intangible asset, net	2,050,049	2,331,629

For the year ended December 31, 2021, $228,446 one-time city construction supporting fee was capitalized into the cost of land use rights, which subject to same period of term for amortization. For the nine months ended September 30, 2022 and 2021, $34,305 and $20,604 amortization of land use rights were capitalized under CIP, respectively. For the three months ended September 30, 2022 and 2021, $11,436 and $10,930 amortization of land use rights were capitalized under CIP, respectively.

Note 7 - Borrowings

On May 9, 2020, RLSP entered a one-year term loan with Chunhu Branch, Ningbo Fenghua Rural Commercial Bank Co., Ltd. in the amount of $459,770 (approximate RMB 3 million) with the annum interest rate of 4.5%. The withdrawal of the loan was solely based on purchase transactions, which means the bank directs the cash outflows to the vendor’s account according to the documents of purchase transactions submit, such as the contract, purchase order, VAT invoices and etc. The loan was fully paid back on May 2021.

On September 18, 2020, RLSP entered a one-year bank loan of $383,142 (RMB 2.5 million) with Chunhu Branch, Ningbo Fenghua Rural Commercial Bank Co., Ltd. with the 6.42% annum interest rate. The collateral pledged for the RMB 2.5 million loan was the machinery and equipment with a total appraised value of $1.6 million. The loan was fully paid back on September 1, 2021.

On November 30, 2020, RLSP entered a one-year bank loan of $2,298,851 (RMB 15 million) with Fenghua Chunhu branch, Agricultural Bank of China Co., Ltd. with the annual interest rate of 4.7%. The collateral pledged for the loan was the land use right with appraisal value of $5.44 million (approximately RMB 35.2 million). RLSP repaid RMB 2 million and renewed $2,017,005 (RMB 13 million) loan on November 30, 2021 with one-year term. As of September 30, 2022 and December 31, 2021, the outstanding balances of the loan were $1,827,511, $2,046,567, respectively.

On August 1, 2019, RLSP entered a loan agreement with an unrelated individual to borrow up to $1,077,308 (RMB7.5 million). The loan term was from December 31, 2019 to June 30, 2022 with no interest bearing. Pursuant to the loan agreement, the loan may be converted to common stock of RLSP upon negotiation. As of December 31, 2020, the loan balances were $287,282 (RMB 2 million). On September 13, 2021, the outstanding RMB 7.5 million personal loan was converted to 427,323 shares of the Company’s common stocks in $2.5 per share agreed-upon by the two parties.

On October 19, 2020, RLSP entered a loan agreement with an unrelated individual to borrow $153,257 (RMB 1 million). The loan term was from October 19, 2020 to June 30, 2022 with no interest bearing. Pursuant to the loan agreement, the loan may be converted to common stock of RLSP upon negotiation. On November 30, 2020, RLSP paid $118,008 (RMB 770,000) out of $153,257 loan principal back. The creditor lent additional $7,550 cash to RLSP in the same terms. On September 27, 2021, a share subscription agreement was entered by the two parties, pursuant to which, the lender elected to convert $43,173 loan balance with 17,235 shares of RLI’s common stocks at the price of $2.50.

On April 30, 2021, RLSP borrowed $774,401 (RMB 5 million) short-term loan from an unrelated entity guaranteed by an individual person. The loan has a monthly interest rate of 1% with the due date on June 15, 2021. Pursuant to the loan agreement, the interest rate will increase to 2% monthly if RLSP is in default of loan terms and the lender may further obtain 5% of RLSP’s ownership. On November 10, 2021, RLSP extended the maturity date of the loan till April 30, 2022 with the other loan terms remain the same and the two parties have verbally agreed to extend the due date to December 31, 2022. As of September 30, 2022 and December 31, 2021, the loan balance were $386,589 (RMB 2.75 million) and $550,999 (RMB 3.5 million), respectively.

On September 1, 2021, RLSP borrowed $154,832 (RMB 1 million) short-term loan from an unrelated individual. The loan has annual interest rate of 13% with due date on August 31, 2022. RLSP has had several round financing transactions with the individual since then. As of September 30, 2022, and December 31, 2021, the individual loan balances were $95,593 (RMB 0.68 million) and $125,943 (RMB 0.8 million), respectively. Out of $150,798 loan balance, RMB500,000 loan was extended its maturity date to March 30, 2023 with no interest bearing on September 1, 2022.

On September 1, 2021, RLSP borrowed $247,732(RMB 1.6 million) short-term loan from an officer of RLSP. The loan has an annual interest rate of 8% with due date on August 31, 2022. RLSP repaid $69,256 and $85,453 back during 2022 and 2021, respectively. As of September 30, 2022, and December 31, 2021, the loan balances were $81,113 (RMB 0.6 million) and $165,300 (RMB 1.05 million), respectively. The loan was extended to March 30, 2023 on September 1, 2022 and the officer has waived loan interest during the loan extension period.

On November 30, 2021, RLSP borrowed $314,857 (RMB 2 million) mortgage loan from Zhejiang Yongyin Financial leasing Co., Ltd, a subsidiary of Ningbo Fenghua Rural Commercial Bank Co., Ltd, pledged with machinery and equipment RLSP purchased and fully paid with the market value of approximately RMB2.3 million. The loan has two-year term with due date on November 19, 2023. The loan balances were $166,062 and $301,453 as of September 30, 2022 and December 31, 2021, respectively.

On March 2022, RLSP borrowed $20,901 personal loans from two employees and $10,451 was repaid in April 2022. As of September 30, 2022, the outstanding loan balance was $9,840. The loans bear no interest and due on demand.

Interest expense primarily consists of the interest incurred on the bank loans, commercial & individual loans and minor bank service charges. For nine months ended September 30, 2022 and 2021, the Company recorded the interest expense of $153,333 and $168,576, respectively. For three months ended September 30, 2022 and 2021, the Company recorded the interest expense of $50,765 and $82,550, respectively

Note 8 – Related Party Transactions

Purchase

In order to reduce the purchase cost and enhance the purchase power, the Company purchases the main raw materials from Yongliansen Import and Export Trading Company (“Yongliansen”) and Shanghai Haozong Rubber & Plastic Technology Co., Ltd. (“Shanghai Haozong”), and also purchases equipment and rubber products under indirect supply model from Shanghai Huaxin Economic and Trade Co., Ltd. (“Shanghai Huaxin”) during the nine months ended September 30, 2022 and 2021. The Company’s founder holds minor equity interests of the three suppliers directly or indirectly and one of the Company directors, Mr. Jun Tong holds 30% ownership of Shanghai Haozong.

For nine months ended September 30, 2022 and 2021, the Company purchased raw materials from Yongliansen (“Vendor C”) in the total amount of $1,685,360 and $59,735, respectively. For three months ended September 30, 2022 and 2021, the total purchase amounts from Yongliansen were $557,569 and $512,215, respectively. As of September 30, 2022 and December 31, 2021, the Company advanced Yongliansen $29,718 and $453,679, respectively, mainly for raw material purchases. On November 30, 2020, RLSP advanced RMB 15 million or USD$2,298,851 as a deposit (the “Deposit”) to Yongliansen in order to lock-down our premium customer position among all customers of Yongliansen and maintain a long-term business relationship. The Deposit bears no interest and due on demand. Due to less procurement of raw materials made from Yongliansen in 2022 and to purchase for the remaining year as planned, RLSP requested Yongliansen to refund the RMB 15 million ($2,108,667 as of September 30, 2022) and Yongliansen has agreed to fully refund us by December 31, 2022.

For nine months ended September 30, 2022 and 2021, RLSP purchased $4,317,414 and $11,152,785 rubber products from Shanghai Haozong (“Vendor A”), respectively, and purchased $523,970 and $3,697,640 rubber products from Shanghai Haozong for the three months ended September 30, 2022, respectively. As of September 30, 2022 and December 31, 2021, $1,330,458 and $2,115,497 accounts payable due to Shanghai Haozong, respectively.

For nine months ended September 30, 2022 and 2021, RLSP purchased $79,091 and $nil rubber products and equipment from Shanghai Huaxin (“Vendor B”), respectively, and purchased $nil and $nil for the three months ended September 30, 2022 and 2021, respectively. As of September 30,2022 and December 31, 2021, $7,047,979 and $7,545,740 payable were due to Shanghai Huaxin, respectively, including $648,019 and $821,962 retainage payable, respectively.

On December 25, 2021, RLSP signed a Payment Extension Agreement with Shanghai Huaxin regarding outstanding account payable balance, which was amended on August 14, 2022. Under the amended Payment Extension Agreement, RLSP and Shanghai Huaxin both agreed that the $6,835,124 accounts payable as of June 30, 2022 shall be paid based on the agreed-upon payment schedule. Accordingly, $3,849,124 was reported under “Long-term amounts payable – related party” as of September 30, 2022.

Sales under Indirect Supply Model

In order to stabilize customer relationships and maintain long-term orders, we authorized two related parties - Shanghai Xinsen (“Customer B”) and Hangzhou Xinsen (“Customer C”) as our distributors. The Company’s President, Ms. Xingxiu Hua, holds 90% ownership of Shanghai Xinsen and Shanghai Xinsen holds 70% ownership of Hangzhou Xinsen, or Ms. Hua owns 63% ownership of Hangzhou Xinsen, respectively. Effective on October 1, 2022, Ms. Hua reduced her ownership of Shanghai Xinsen from 90% to 15%, and so accordingly reduced her indirect ownership of Hangzhou Xinsen from 63% to 10.5%. Xinsen Group is a rubber product trading expert with 20 years of experience in the auto parts market, who charges 1% of the total sales amount before VAT tax as sales commission. Sales commission incurred in each period is recorded as part of selling expense of the Company.

For nine months ended September 30, 2022 and 2021, RLSP had indirect sales through Xinsen Group that were sold to two certified first-tier suppliers of the Auto Manufacturers $4,229,247 and $10,083,049 respectively. For three months ended September 30, 2022 and 2021, the total indirect sales through Xinsen Group to the same downstream two customers were $510,034 and $2,933,767, respectively. As of September 30, 2022, and December 31, 2021, the accounts receivable due from Shanghai Xinsen were $2,997,351 and $2,918,850 respectively. Since the end of 2021, Shanghai Xinsen received some payments from their customers in the form of bank notes with expiration period between three to six months. However, RLSP does not accept bank notes as payments and agreed to temporarily extend the payment terms to four months from two months after negotiated with Shanghai Xinsen. RLSP held advances from Hangzhou Xinsen in the amounts of $18,337 and $20,535 as of September 30, 2022 and December 31, 2021, respectively.

Others

As of September 30, 2021 and December 31, 2021 the Company’s founder and officer funded the Company of $469,902 and $138,795 for its daily operation, respectively. The payable amounts bear no interest rate and due on demand.

Note 9 – Shareholders’ Equity

RLSP was established on July 08, 2019 with registered capital of $20 million. As of September 30, 2022 and December 31, 2021, $301,990 and $50,500 cash has been transferred from the Company to RLSP as capital contribution, respectively.

On May 18, 2021, RLI was incorporated under the laws of the State of Nevada. The total number of authorized to issue are 100 million shares of common stock and 40 million shares of preferred stocks at par value $0.001 per share.

On May 27, 2021, the Company entered a share exchange agreement with Ms. Hua, the sole shareholder of RLI and RLSP, pursuant to which, the Company issued 40,000,000 shares of common stock to exchange all of RLSP’s shares issued and outstanding. The business acquisition is qualified as a common control transaction. Pursuant to ASC 805-50, RLI that received the equity interests of RLSP recognized the assets and liabilities transferred at their carrying amounts at the date of the transfer. And the transfer results in a change in the reporting entity pursuant to ASC 250-10, RLI presents RLSP’s financial statements retrospectively for all periods during which the two entities were under common control.

During June 2021, the Company issued 55,000 shares of common stocks at $2.5 per share to three individuals for cash. On July and September 2021, the Company issued 381,000 shares of common stocks at $2.5 per share to five individuals. The total $1,090,000 subscription were fully received as of December 31, 2021.

On September 6, 2021, the board of directors of the Company unanimously approved 2021 Equity Incentive Plan (the “2021 Plan”), which authorized the board to issue up to five million (5,000,000) common shares to qualified employees, consultant, officers and directors. On the same day, the majority shareholder and president, Ms. Xingxiu Hua, representing 98.94% of the Company’s outstanding voting stock as of September 6, 2021, approved the 2021 Plan. As of December 31, 2021, 295,900 common shares have been issued to employees and director under the 2021 Plan and vested immediately. $239,750 share-based compensation was recorded for the year ended December 31, 2021.

On September 13, 2021, 444,558 shares of common stocks issued resulting from loan conversion in the amount of $1,111,395. Refer to Note 6 Borrowings for details.

Note 10 - Commitment and contingencies

On February 7, 2021, the landlord of the factory leased by RLSP filed a lawsuit against RLSP for default on lease payment pursuant to the lease agreement entered on November 11, 2019. The case was settled under the court mediation and a civil settlement was issued on April 20, 2021, pursuant to which, RLSP should pay the total unpaid balance of $46,454 (approximately RMB 300,000) along with interest calculated with 24% annum for around five months period. RLSP agreed to make the remaining two lease payments on time. $58,855 (RMB380,000) was made to the landlord through the court in April 2021, including unpaid lease payments, interest and attorney fee. RLSP extended the lease agreement with the landlord to August 14, 2022 in December 2021 and again to January 14, 2023 in August 2022.

On July 5, 2022, Guangzhou FuRuiDe Metal Processing Machinery Manufacturing Co., Ltd. (“GFMP”) and RLSP entered into a settlement agreement regarding the dispute about the molds produced by GFMP. GFMP manufactured five pair of molds for RLSP for the total purchase amount of RMB 200,000 (approximately USD $31,000), whereas RLSP prepaid RMB 30,000 (approximately USD $5,000) as deposit in October 2019. RLSP claims that the molds are defective which led to higher product defectives rate and RLSP has removed the models from production since then. As a result, RLSP disputed the remaining unpaid purchase amount (i.e. RMB170,000). According to the mediation letter entered by both parties on July 5, 2022, GFMP and RLSP are willing to solve the dispute and settled the remaining unpaid balance in RMB 131,850 (approximately $20,000). The settlement amount has been paid on August 1, 2022 through court enforcement of Ningbo City.

On September 17, 2020, RLSP entered a construction contract with Ningbo Rongsen to build up a new production line for which the annual production capacity will be up to four million set of automotive seals. The budget of the project is around $5,420,810 (RMB35 million) with the project started on April 2021, and project is expecting to complete around August 2023.

Note 11 - Income Taxes

The Company, RLI is a Nevada company and subject to the United States federal income tax at a tax rate of 21%. The Company’s subsidiary, RLSP, is incorporated in the PRC and are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes (“EIT”) is generally imposed at 25%.

For the nine months ended September 30, 2022 and 2021, the provision for income taxes was $7,672 and $nil, respectively. As of September, 2022 and December 30, 2021, the income tax payables were $237,670 and $229,579, respectively.

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the s nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	(Unaudited)
U.S. federal income tax rate	21.0%	21.0%
Tax rate difference	4.0%	4.0%
Tax except	-%	-%
Nontaxable items	-%	-%
GILTI tax	-%	-%
Others	-%	-%
Valuation allowance	(23.3)%	(25.0)%
Effective tax rate	1.7%	(0.0)%

For U.S. income tax purposes, the Company has no cumulative undistributed earnings of foreign subsidiary as of September 30, 2022 after acquired RLSP on May 27, 2021. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the nine months ended September 30, 2022 and 2021

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of September 30, 2022.

Note 12 - Segment Reporting

We realize revenue primarily through the sale of synthetic rubber, rubber compound, car window seals, auto parts with two sales channels. The Company managed and reviewed its business as two operating and reporting segments: direct supply and indirect supply models.

The business line distribution of the Company’s information as of and for the nine months ended September 30, 2022 and 2021,as following:

	For the nine months ended September 30,		For the three months ended September 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Revenue:
Direct supply model	$3,641,039	$1,446,841	$1,443,070	478,040
Indirect supply model	4,229,247	10,083,049	510,034	2,933,767
Total	7,870,286	11,529,890	1,953,104	3,411,807

Gross profit:
Direct supply model	19%	(0)%	22%	18%
Indirect supply model	(2)%	(9)%	(3)%	(19)%
Total	8%	(7)%	18%	(14)%

Income(loss) from operations:
Direct supply model	182,709	(837,392)	156,840	(458,444)
Indirect supply model	(210,110)	(1,019,352)	(44,377)	(644,845)
Corporate	(88,220)	-	(36,468)	-
Total	(115,621)	(1,856,744)	75,995	(1,103,289)

Net income(loss)
Direct supply model	10,620	(1,019,646)	92,834	(544,440)
Indirect supply model	(210,110)	(1,019,352)	(44,376)	(644,845)
Corporate	(88,220)	-	(36,468)
Total	$(287,710)	$(2,038,998)	$11,990	$(1,189,285)

	September 30,	December 31,
	2022	2021
	(Unaudited)
Reportable assets
Direct supply model	$10,535,893	$12,077,692
Indirect supply model	2,997,351	2,918,850
Corporate	290	1,230
Total	$13,533,534	$14,997,772

All long-term assets are managed under direct supply model by the chief operating decision maker.

Note 13 - Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events through the date of issuance of these financial statements and noted below subsequent events should be disclosed except the ones disclosed at Note 6 and Note 8:

Subsequently RLSP had $nil notes payable due and paid, and further issued additional $806,134 notes payable from Ningbo bank. As of the reporting date, the outstanding notes payable totaled $806,134.

Effective on October 1, 2022, Ms. Xingxiu Hua, the President of the Company, has reduced her ownership of Shanghai Xinsen from 90% to 15%, and she is also no longer served as the legal representative and general manager of Shanghai Xinsen pursuant to the board resolution of Shanghai Xinsen at the same date. The changes have been made and certified by the local government on October 11, 2022.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Overview

Rubber Leaf Inc (“the Company”) was incorporated under the laws of the State of Nevada on May 18, 2021. It acquired Rubber Leaf Sealing Products (Zhejiang) Co., Ltd. (“RLSP”) on May 27, 2021, through a Share Exchange Agreement between the Company and Xingxiu Hua, the President of the Company and who owned all of the issued and outstanding shares of RLSP. After the acquisition, RLSP became a 100% directly controlled subsidiary of the Company. Currently, all of the Company’s business is conducted through RLSP, our WOFE in China. RLSP was established in Fenghua, Ningo, China and commenced operations in July 2019. RLSP was the wholly-owned subsidiary of Rubber Leaf LLC, a Delaware company organized on June 1, 2018, and Ms. Xingxiu Hua was the sole member of Rubber Leaf LLC. RLSP’s main business areas include import and export trade, production and sales of synthetic rubber, rubber compound, car window seals, auto parts and etc. We are a well-known auto parts enterprise, and we are also the first-tier supplier of well-known auto brands such as eGT New Energy Automotive Co., Ltd. (“eGT”), Dongfeng Motor Corporation (“Dongfeng”), French Renault and Volkswagen.

The Company’s principle business address is Qixing Road, Weng’ao Industrial Zone, Chunhu Subdistrict, Fenghua District Ningbo, Zhejiang, China.

Components of Our Results of Operations

Sales Revenue

The Company generate revenue through selling the synthetic rubber, rubber compound, car window seals, auto parts. Sales revenue under two models of supply:

Model A: Direct supply model. Upon passing the on-site inspections of automobile Original Equipment Manufacturers (the “OEMs”), RLSP is listed at the OEMs’ directories being one of their first-tier suppliers who will purchase raw materials, produce final products independently, and deliver finished products to the OEMs’ warehouses directly. RLSP satisfies its performance obligation when its finished products are delivered to the OEMs’ warehouses and a follow-up quality inspection is accepted by the OEMs. Meanwhile, the OEMs will also request product replacement for disqualified products. The ownership and control of our finished products are transferred to our customers as soon as the products passed the inspection and acceptance into the warehouses of the OEMs. Our revenue will be recognized once the control of our products has been transferred to our customers, and the payments will be paid by the OEMs directly.

Model B: Indirect supply model. RLSP received the purchase orders from our related parties-Shanghai Xinsen Import & Export Co., Ltd (“Shanghai Xinsen”) and Xinsen Sealing Products (Hangzhou) Co., Ltd (“Hangzhou Xinsen”) (collectively named as “Xinsen Group” for two companies together). The Company’s President, Ms. Xingxiu Hua, holds 90% ownership of Shanghai Xinsen and Shanghai Xinsen holds 70% ownership of Hangzhou Xinsen, or Ms. Hua owns 63% ownership of Hangzhou Xinsen, respectively. Effective on October 1, 2022, Ms. Hua reduced her ownership of Shanghai Xinsen from 90% to 15%, and so accordingly reduced her indirect ownership of Hangzhou Xinsen from 63% to 10.5%. Branded Automobile Manufacturers (the “Auto Manufacturers”) send a lump sum purchase orders of the whole vehicle rubber and plastic auto parts of one model to their first-tier suppliers, who then subcontract rubber and plastic seals to Xinsen Group. Xinsen Group is a certified second-tier suppliers of Auto Manufacturers who then subcontracts some products that they do not have capability to manufacture to RLSP. Once purchase orders received, RLSP purchased rubber materials from our venders and outsourced the purchase orders to third party manufacturer for work-in-process products (“WIP”) or finished products in its entirely based on management’s decision under the operating circumstances. RLSP has two forms of outsourced processing under Model B:

1)	RLSP purchases raw materials and subcontracts the third-party manufacturers to produce WIP. Once WIP is finished and delivered to RLSP’s warehouse, RLSP performs some manual processes, such as welding and constructing in order to meet the specification of the purchase orders, the final products are concluded after strict quality inspection.

2)	RLSP purchases raw materials and subcontracts third-party manufacturers to produce finished products. RLSP will perform the responsibilities to trace and observe each step of production from the third-party manufacturers.

The finished products will be delivered to the first-tier suppliers’ warehouses, the downstream customers of Xinsen Group either from RLSP or third-party manufacturers’ locations. Xinsen Group will assign inspectors and perform quality inspection when the finished products are delivered. RLSP satisfies its performance obligation when the finished products are delivered to Xinsen Group’s customers and the quality inspection is qualified performed by Xinsen Group. Meanwhile, Xinsen Group will also request product replacement for disqualified products. Once the quality and quantity are confirmed and finished products are acceptable into the warehouses of Xinsen Group’s customers, receiving notes will be provided by Xinsen Group’s customers, then to RLSP as proof of delivery. The date of receiving notes signed is the time that RLSP transfers ownership and control of the finished products under model B to Xinsen Group then indirectly to the first-tier suppliers. RLSP recognizes revenue on the dates when receiving notes are signed by Xinsen Group’s customers.

Under both supply models, payment of products is generally made within a 30-day term upon receiving notes signed by our customers. Extended payment terms are provided on a limited basis not to exceed two months. After customer receives the finished products, if the customer finds quality problems before installing them to the vehicles, the customer is able to inform RLSP and request replacement for the same type products. Since November 2021, RLSP has terminated warranty assurance to our customers due to the characteristics of our products.

Related Party Revenues

We also generate revenue through Indirect supply model. The Company processes the purchase orders from our related parties, subcontracts them to third party suppliers, who will produce and deliver the finished products to the final customers. Specifically, the Company either purchase raw materials and subcontracts them for manufacturing or procure the products directly in the market to supply our customers depends on the specific requirements of the orders.

Cost of Revenues

Cost of revenues is comprised of raw materials consumed, manufacturing costs, third party logistics and distribution costs including packaging, freight, transportation, shipping and handling costs, and inventory adjustment due to the defectives and inventory count.

Selling Expense

Selling expense principally consist of costs associated with our sales force. Our main selling cost is the commission fee from indirect supply model sales.

General and Administrative Expense

General and administrative expenses include the expenses for commercial support personnel, personnel in executive and other administrative functions, other commercial costs necessary to support the commercial operation of our products, professional fees for legal, consulting and accounting services. General and administrative expenses also include depreciation and impairments of office furniture and equipment.

Interest Expense

Interest expense primarily consists of interest expense incurred under our Revolving Loan Agreement with banks, individual third parties, and minor bank service charges.

Income taxes

We are governed by the Income Tax Law of the PRC, and the United States. We account for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. We record a valuation allowance to offset deferred tax assets if based on the weight of available evidence; it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

Result of Operations

Comparison of the Nine Months Ended on September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended on September 30, 2022 and 2021:

	For the nine months ended September 30,
	2022	2021	Changes

Sales	$3,641,039	$1,446,841	$2,194,198
Sales-related parties	4,229,247	10,083,049	(5,853,802)
Total	7,870,286	11,529,890	(3,659,604)

Cost of sales	7,251,658	12,389,370	(5,137,712)
Gross (loss) profit	618,628	(859,480)	1,478,108

Operating Expenses
Selling expenses	126,798	168,050	(41,252)
General & administrative expenses	607,451	589,464	17,987
Share-based compensation	-	239,750	(239,750)
Total operation expenses	734,249	997,264	(263,015)
(Loss) income from operation	(115,621)	(1,856,744)	1,741,123

Other income (expense):
Interest expense	(153,333)	(168,576)	15,243
Other (expense) income, net	(11,084)	(13,678)	2,594
Total other expenses, net	(164,417)	(182,254)	17,837

Net Income(loss) before income taxes	(280,038)	(2,038,998)	1,758,960
Income tax expenses	7,672	-	7,672
Net loss	$(287,710)	$(2,038,998)	$1,751,288

Sales Revenue

Sales revenue were $7,870,286 and $11,529,890 for the nine months ended on September 30, 2022 and 2021, respectively, a decrease of $3.6 million or 32 % year over year. The decrease was mainly attribute to the demand deceasing from our indirect supply model which was partially offset by the demand increasing from our direct supply model customer -eGT. Our main customer, Shanghai Xinsen, is located in Shanghai, China, and due to the Covid-19 outbreak in the first half of year 2022 in Shanghai, our sales under the indirect supply model was significate impacted. Effective on October 1, 2022, Ms. Xingxiu Hua, the President of the Company, has reduced her ownership of Shanghai Xinsen from 90% to 15%, and she is also no longer served as the Legal Representative and General Manager of Shanghai Xinsen pursuant to the board resolution of Shanghai Xinsen at the same date. The changes have been made and certified by the local government on October 11, 2022. Nevertheless, we expect our future sales to Shanghai Xinsen will not be impacted by Ms. Hua’s ownership change since RLSP has established a matured sales system with Shanghai Xinsen in the past years, and moreover, Shanghai Hongyang and Wuhu Huichi, the customers of Shanghai Xinsen and who indirectly purchased RLSP’s products through Shanghai Xinsen, have been using RLSP’s products stably and consistently for many years.

Cost of Sales

Cost of sales were $7,251,658 and $12,389,370 for the s nine months ended on September 30, 2022 and 2021, respectively, a decrease of $5.1 million, or 41% year over year. The decrease was accompanying with the decreasing sales in the corresponding period.

Gross profit

Gross profit (loss) were $618,628 and ($859,480) for the nine months ended on September 30, 2022 and 2021, respectively. Our revenue and gross profit margin were presented as below:

	For the nine months ended September 30,
	2022	2021	changes
Revenue:
Direct supply model	$3,641,039	$1,446,841	$2,194,198
Indirect supply model	4,229,247	10,083,049	(5,853,802)
Total	7,870,286	11,529,890	(3,659,604)

Gross profit margin:
Direct supply model	19%	0%	19%
Indirect supply model	(2)%	(9)%	11%
Total	8%	(7)%	15%

The increase of our overall gross profit margin, compared with the nine months ended on September 30, 2022 and 2021, was mainly attributed to the Company generated more sales from direct supply model which has a higher gross profit margin, while at the same time the business runs more smoothly year by year.

Selling expenses

Selling expenses were $126,798 and $168,050 for nine months ended September 30, 2022 and 2021, respectively, with decrease of 41,252 or 25% year over year. The decrease was mainly associated with the decrease of sales in indirect supply model, which charges 1% commission cost from the sales through indirect supply model.

General and administrative cost

General and administrative expense were $607,451 and $589,464 for the nine months ended on September 30, 2022 and 2021, respectively, increase by $17,987, or 3% year over year. The cost remains constant over the period.

Income from Operations

For the nine months ended September 30, 2022, loss from operations was $(115,621), as compared to loss from operations of $(1,856,744) for the nine months ended September 30, 2021, an increase of $1,741,123 or (94)% year over year. The loss from operations decreasing was primarily attributable to the increased sales from our direct supply model which has a higher profit margin than our indirect supply model, along with the decreased share-based compensation for the nine months ended on September 30, 2022, compared with the same period of year 2021.

Net Income

As a result of the factors described above, our net loss was $(287,710) for the nine months ended September 30, 2022, increased by $1,751,288 from the net loss of $(2,038,998) for the nine months ended September 30, 2021.

Comparison of Three Months Ended on September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	For the three months ended September 30,
	2022	2021	Changes

Sales	$1,443,070	$478,040	$965,030
Sales-related parties	510,034	2,933,767	(2,423,732)
Total	1,953,104	3,411,807	(1,458,703)

Cost of sales	1,650,580	3,875,971	(2,225,391)
Gross (loss) profit	302,524	(464,164)	766,688

Operating Expenses
Selling expenses	34,264	116,345	(82,081)
General & administrative expenses	192,265	283,030	(90,765)
Share-based compensation		239,750	(239,750)
Total operation expenses	226,529	639,125	(412,596)
(Loss) income from operation	75,995	(1,103,289)	1,179,284

Other income (expense):
Interest expense	(50,765)	(82,550)	31,785
Other (expense) income, net	(13,406)	(3,446)	(9,960)
Total other expenses, net	(64,171)	(85,996)	21,825

Net Income(loss) before income taxes	11,824	(1,189,285)	1,201,109
Income tax expenses	(166)	-	(166)
Net loss	$11,990	$(1,189,285)	$1,201,275

Sales Revenue

Sales revenue were $1,953,104 and $3,411,807 for the three months ended September 30, 2022 and 2021, respectively, a decrease of $1.4 million or 43%. The decrease in sales revenues was mainly due to the decrease of our indirect supply model sales. Our indirect supply model customer, Shanghai Xinsen was still in the process of resuming production from the city-wide locked down during the three months ended on September 30, 2022, which adversely impacted our sales to them during the period. We expect our sales to Shanghai Xinsen will be increased from the fourth quarter of year 2022.

Cost of Sales

Cost of revenues were $1,650,580 and $3,875,971 for three months ended September 30, 2022 and 2021, respectively, a decrease of $ 5.1 million, or 57% year over year. The decrease was accompanying with the decrease in our sales revenue for the three months ended September 30, 2022, compared with the same period of year 2021.

Gross profit

Gross profit was $302,524 for the three months ended on September 30, 2022, compared with the gross profit of $(464,164) for the three months ended on September 30, 2021. Our revenue and gross profit margin were presented as below:

	For the three months ended September 30,
	2022	2021	changes
Revenue:
Direct supply model	$1,443,070	$478,040	$965,030
Indirect supply model	510,034	2,933,767	(2,423,732)
Total	1,953,104	3,411,807	(1,549,703)

Gross profit margin:
Direct supply model	22%	19%	3%
Indirect supply model	(3)%	(19)%	16%
Total	19%	(14)%	33%

The increase of our overall gross profit margin, compared with the three months ended on September 30, 2022 and 2021, was mainly attributed to the Company generated more sales from direct supply model which has a higher gross profit margin than indirect supply model.

Selling expenses

Selling expenses were $34,264 and $116,345 for the three months ended on September 30, 2022 and 2021, respectively, a decrease of $ 82,081 or 71% year over year. The decrease was mainly attributable to the decrease of sales in indirect supply model, which charges 1% commission cost from the sales through indirect supply model.

General and administrative expense

General and administrative expense were $192,265 and $283,030 for the three months ended on September 30, 2022 and 2021, respectively, a decrease of $ 90,765 or 32% year over year. The decrease was mainly associated with the decrease in our sales revenues for the three months ended on September 30, 2022 compared with the same period of year 2021.

Income from Operations

For the three months ended on September 30, 2022, income from operations was $75,995, as compared to a loss from operations of $(1,103,289) for the three months ended September 30, 2021, an increase of $1,179,284 or 107% year over year. The increase of income from operations was primarily attributable to the increased sales from our direct supply model which has a higher profit margin than our indirect supply model, along with the decreased general and administrative expenses and selling expenses for the three months ended on September 30, 2022, compared with the same period of year 2021.

Net Income

As a result of the factors described above, our net income was $11,990 for three months ended September 30, 2022, compared to net loss of $(1,189,285) for the three months ended September 30, 2021.

Equity and Capital Resources

As of September 30, 2022, we had an accumulated deficit of $(2,864,848). As of September 30, 2022, we had cash of $160,090 and negative working capital of $(3,275,802), compared to cash of $51,156 and a negative working capital of $(7,697,820) on December 31, 2021. The increase in the working capital was primarily due to the decreased accounts payables to related parties of the Company. These factors and our ability to raise additional capital to accomplish our objectives, raises substantial doubt about our ability to continue as a going concern.

Going Concern Assessment

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. These adverse conditions are negative financial trends, specifically cash outflow from operating activities, operating losses, accumulated deficit and other adverse key financial ratios.

Management’s plan to alleviate the substantial doubt about the Company’s ability to continue as a going concern include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds from the majority shareholder and the President of the Company to eliminate inefficiencies in order to meet its anticipated cash requirements. However, there can be no assurance that these plans and arrangements will be sufficient to fund the Company’s ongoing capital expenditures and other requirements.

The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting policies are discussed in further detail in the notes to the unaudited financial statements appearing elsewhere in this 10-Q report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “small reporting company” we are not required to provide this information under this item pursuant to Regulation S-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our principal executive officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including our Chief Executive Officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were material weakness in our internal controls over Financial reporting as of September 30, 2022 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The material weakness in our controls and procedure were lack of US GAAP knowledge and segregation duties. Management does not believe that any of these material weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUBBER LEAF INC

Date: November 17, 2022	/s/ Xingxiu Hua
Xingxiu Hua, President
(Principal Executive Officer)

Date: November 17, 2022	/s/ Hua Wang
Hua Wang, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

