Form 10-K
period 2022-12-31
Rubber Leaf Inc
filed 2023-03-31
CIK 1893657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ____________

Commission file number 000-56511

RUBBER LEAF INC

(Exact name of small business issuer as specified in its charter)

Nevada	32-0655276
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

Qixing Road, Weng’ao Industrial Zone,

Chunhu Subdistrict, Fenghua District

Ningbo, Zhejiang, China

(Address of principal executive offices) (Zip Code)

+86 - 0574 - 88733850

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not Applicable	Not Applicable	Not Applicable

Securities registered under Section 12(g) of the Exchange Act: Common Stock, Par Value $0.001

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the voting and non-voting shares of the Company’s common stock held by non-affiliates as of June 30, 2022 based on the last sale of the Company’s common stock, was $2,291,145.

As of March 30, 2023, there were 40,976,458 shares of Common Stock, $0.001 par value, outstanding.

i

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information contained in this Report includes some statements that are not purely historical and that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. Our expectations, beliefs and forward-looking statements are expressed in good faith on the basis of management’s views and assumptions as of the time the statements are made, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.

In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances, impact of competition, dependence on key personnel and the need to attract new management, effectiveness of cost and marketing efforts, acceptances of products, ability to expand markets and the availability of capital or other funding on terms satisfactory to us. We disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments or results, you should carefully review the “Risk Factors” set forth under “Item 1. Description of Business” below. In light of these risks, uncertainties and assumptions, the future events, developments or results described by our forward-looking statements herein could turn to be materially different from those we discuss or imply.

Unless expressly indicated or the context requires otherwise, the terms “RLI”, “Rubber Leaf”, “Company,” “we,” “us,” and “our” in this document refer to Rubber Leaf Inc, a Nevada corporation.

ii

PART I

Item 1. Description of Business.

Corporate History and Structure

Rubber Leaf Inc (“the Company”) was incorporated under the laws of the State of Nevada on May 18, 2021. It acquired Rubber Leaf Sealing Products (Zhejiang) Co., Ltd. (“RLSP”) on May 27, 2021, through a Share Exchange Agreement between the Company and Xingxiu Hua, the President of the Company and who owned all of the issued and outstanding shares of RLSP. After the acquisition, RLSP became a 100% directly controlled subsidiary of the Company. Currently, all of the Company’s business is conducted through RLSP, our Wholly Foreign-Owned Enterprise (the “WOFE”) in China. RLSP was established in Fenghua, Ningo, China and commenced operations in July 2019. RLSP was the wholly-owned subsidiary of Rubber Leaf LLC, a Delaware company organized on June 1, 2018, and Ms. Xingxiu Hua was the sole member of Rubber Leaf LLC. RLSP’s main business areas include production and sales of synthetic rubber, rubber compound, car window seals, auto parts and etc. We are a well-known auto parts enterprise, and we are also the first-tier supplier of well-known auto brands such as Dongfeng Motor and French Renault.

The Company’s principal business address is Qixing Road, Weng’ao Industrial Zone, Chunhu Subdistrict, Fenghua District Ningbo, Zhejiang, China

The following diagram illustrates our corporate structure as of March 30, 2023.

●	Rubber Leaf Inc (“RLI”), a Nevada holding company, was incorporated on May 18, 2021.
●	Rubber Leaf Sealing Products (Zhejiang) Co., Ltd. (“RLSP” or “WOFE”), a wholly foreign-owned enterprise established in the PRC in July 2019, and now is 100% directly owned by Rubber Leaf Inc.

Business Strategy

Our wholly owned subsidiary RLSP, as an automotive rubber and plastic sealing strip manufacturer, has obtained certificates as first-tier supplier to manufacture sealing strips for some auto Original Equipment Manufacturers (the “OEMs”), such as eGT New Energy Automotive Co., Ltd. (“eGT”), Dongfeng Motor Corporation (“Dongfeng”), French Renault and Volkswagen. RLSP started to supply automotive rubber and plastic sealing strips to eGT, the joint venture of Dongfeng and French Renault since September 2019. Meanwhile, RLSP also obtained certificates as second-tier manufacturer of automotive rubber and plastic sealing strip from some Branded Automobile Manufacturers (the “Auto Manufacturers”). Although RLSP just started to engage in the automotive sealing strip market in China since 2019, high-quality customers and our own unique advantages have allowed us to grow rapidly and accelerate our market share.

●	Main Products

Since its establishment, the Company has been engaged in the research and development, design, production and sales of auto parts such as automobile sealing strips. The Company has strong tooling and mold and special equipment development capabilities, simultaneous development capabilities and overall product design capabilities. It mainly supplies sealing strip products for domestic and foreign automobile manufacturers, as well as supporting research and development and follow-up services.

●	Technology development advantage

With years of exploration in the rubber industry, the Company has formed a strong technical advantage in the field of rubber formulations. The Company’s high-hardness rubber and low-density sponge production technology have reached the domestic leading level. We are also expertise in the areas of rubber vulcanization technology, modular development technology, three-dimensional molding technology, seamless interface technology, surface pre-coating technology and surface flocking. The Company is a leading candidate in the development and application of technology, rubber mixing process technology, CAE, CAD analysis simultaneous development technology and length control technology, and has applied these technologies to mass production. Now we also achieved the experience and technical ability to develop synchronously with the auto OEMs.

●	Customer resource advantage

For auto parts manufacturers that provide supporting supplies to auto OEMs, establishing and maintaining cooperative relationships with as many mainstream auto OEMs as possible is the key to their survival and development. The Company has established a strong cooperative relationship with internationally renowned automobile manufacturers. Become a supplier of Renault, Dongfeng and Nissan. The assessment of qualified suppliers by automobile manufacturers is very strict. The assessment indicators often include enterprise scale, quality system, technology development capabilities, quality capabilities, on-site 5S, procurement management, process management, quality improvement capabilities, human resource training and other aspects. The cycle is usually as long as 1-3 years. With the increasingly fierce competition in the automobile manufacturing industry, auto OEMs have higher and higher requirements for the comprehensive strength and industry experience of their suppliers. The experience of providing supporting services for mainstream auto OEMs has become more and more customers choosing supplies. An important standard for quotient. Therefore, the automobile manufacturing industry has gradually become a relatively closed ecosystem, and only auto parts suppliers with high-quality customer resources can enter a virtuous circle of development.

Sales and Marketing

Our main products are automotive rubber and plastic sealing strips produced for specific models. The products have typical personalized customization features, so the direct sales model is basically adopted. The Company directly contacts the auto OEMs or the first-tier suppliers of the auto OEMs to obtain supplier qualifications, clarify product specifications and models, negotiate product prices, and obtain orders.

All of our executives are excellent industry professionals with extensive experience in the automotive-related industry for more than 20 years. They have a wealth of experience and contacts to help companies to expand the markets. Although it takes a long time to obtain the auto OEMs’ approval, once the company becomes supplier, the order is very stable for years.

Our sales process can generally be divided into two stages: product development and mass supply. In the product development stage, the company first needs to establish contact with customers and enter the list of qualified suppliers through a series of reviews by customers. After obtaining the project through bidding and other methods, the company will develop new models simultaneously with the automaker and its component suppliers or improve the development of seal products for mass-produced models, and develop models that meet the functions and performance of the models’ cost and other requirements. Before confirming the batch supply, the customer will further check the issuer’s factory area, production line, management system, etc., to confirm the issuer’s mass supply capability and product quality consistency. This stage lasts for a long time. The improved development of seals for mass-produced models generally takes about 6 months, and the simultaneous development of new models with auto OEMs and their accessory suppliers often takes a year or more.

Based on considerations such as cost and product consistency, auto OEMs generally choose one or two major suppliers for the same automotive seal product. Therefore, in the batch supply stage, the company can generally obtain continuous and stable orders based on the production and sales volume of this model. At this stage, the company’s main work is to provide timely and stable quality products based on customer orders, provide after-sales service, negotiate quotations, and sign price contracts on a regular or irregular basis. This stage is the main source of company income.

Our sales is substantial dependence on one major customer, Shanghai Xinsen Import & Export Co., Ltd (“Shanghai Xinsen”) for year ended December 31, 2022 which is also our related party. Effective on October 1, 2022, Ms. Xingxiu Hua, the President of the Company, has reduced her direct ownership of Shanghai Xinsen from 90% to 15%, and she is also no longer served as the Legal Representative and General Manager of Shanghai Xinsen pursuant to the board resolution of Shanghai Xinsen at the same date. The changes have been made and certified by the local government on October 11, 2022. The main reason for Ms. Hua’s ownership change in Shanghai Xinsen is due to her personal arrangement to focus more on RLSP’s business strategy improvement and market development. Nevertheless, we expect our future sales to Shanghai Xinsen will not be impacted by Ms. Hua’s ownership change since RLSP has established a matured sales system with Shanghai Xinsen in the past years, and moreover, Shanghai Hongyang and Wuhu Huichi, the customers of Shanghai Xinsen and who indirectly purchased RLSP’s products through Shanghai Xinsen, have been using RLSP’s products stably and consistently for many years.

The Company currently operates with two sales models, the direct supply model and indirect supply model:

Model A: Direct supply model. Upon passing the on-site inspections of auto Original Equipment Manufacturers (the “OEMs”), RLSP is listed at the auto OEMs’ directories being one of their first-tier suppliers who will purchase raw materials, produce final products independently, and deliver finished products to the auto OEMs’ warehouses directly. RLSP satisfies its performance obligation when its finished products are delivered to the auto OEMs’ warehouses and a follow-up quality inspection is accepted by the auto OEMs. Meanwhile, the auto OEMs will also request product replacement for disqualified products. The ownership and control of our finished products are transferred to our customers as soon as the products passed the inspection and acceptance into the warehouses of the auto OEMs. Our revenue will be recognized once the control of our products has been transferred to our customers, and the payments will be paid by the auto OEMs directly.

Model B: Indirect supply model. RLSP received the purchase orders from our related parties-Shanghai Xinsen Import & Export Co., Ltd (“Shanghai Xinsen”) and Xinsen Sealing Products (Hangzhou) Co., Ltd (“Hangzhou Xinsen”) (collectively named as “Xinsen Group” for two companies together). The Company’s President, Ms. Xingxiu Hua, previously held 90% ownership of Shanghai Xinsen and Shanghai Xinsen holds 70% ownership of Hangzhou Xinsen, or Ms. Hua owns 63% ownership of Hangzhou Xinsen, respectively. Effective on October 1, 2022, Ms. Hua reduced her ownership of Shanghai Xinsen from 90% to 15%, and so accordingly reduced her indirect ownership of Hangzhou Xinsen from 63% to 10.5%. Branded Automobile Manufacturers (the “Auto Manufacturers”) send a lump sum purchase orders of the whole vehicle rubber and plastic auto parts of one model to their first-tier suppliers, who then subcontract rubber and plastic seals to Xinsen Group. Xinsen Group is a certified second-tier supplier of Auto Manufacturers who then subcontracts some products that they do not have capability to manufacture to RLSP. Once purchase orders received, RLSP purchased rubber materials from our venders and outsourced the purchase orders to third party manufacturer for work-in-process products (“WIP”) or finished products in its entirely based on management’s decision under the operating circumstances. RLSP has two forms of outsourced processing under Model B:

1). RLSP purchases raw materials and subcontracts the third-party manufacturers to produce WIP. Once WIP is finished and delivered to RLSP’s warehouse, RLSP performs some manual processes, such as welding and constructing in order to meet the specification of the purchase orders, the final products are concluded after strict quality inspection.

2). RLSP purchases raw materials and subcontracts third party manufacturers to produce finished products. RLSP will perform the responsibilities to trace and observe each step of production from the third-party manufacturers.

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

The following diagram shows how sales are generate, how invoices and payments are processed and how the company’s products are manufactured and distributed to its customers, for our direct and indirect supply models.

Branded Automobile Manufacturers (the "Auto Manufacturers")
Sales Order
Payment to FTS
1. Distribute to Auto Manufacturers
2. Invoice to Auto Manufacturers
First-tier Suppliers (the "FTS")
Sales Order
Payment to Xinsen Group
1. Distribute to FTS
2. Invoice to FTS
Shanghai Xinsen Import & Export Co., Ltd ("Shanghai Xinsen") and Xinsen Sealing Products (Hangzhou) Co., Ltd ("Hangzhou Xinsen") Xinsen Group
Automotive Original Equipment Manufacturers (the OEMs")
Sales Order
Sales Order
Direct Supply Model
Indirect Supply Model
1. Distribute to OEMs
2. Invoice to OEMs
1. Distribute to Xinsen Group
2. RLSP sent invoices to Xinsen Group
Payment to RLSP
Payment to RLSP
Rubber Leaf Sealing Products (Zhejiang) Co., Ltd. ("RLSP" or "WOFE") (A Wholly Foreign-owned Company in PRC)
Sales Order
Invoice to RLSP
Payment to OTPMs
Outsourced Third Party Manufacturers (the "OTPMs)

Vendors

In order to reduce the purchase cost and enhance the purchase power, our subsidiary, RLSP mainly purchases the raw materials from Shanghai Haozong Rubber & Plastic Technology Co., Ltd. (“Shanghai Haozong”) at present. One of the Company’s directors, Mr. Jun Tong holds 30% ownership of Shanghai Haozong. Currently, we have substantial dependence Shanghai Haozong due to our business strategy.

Competition

According to the statistics of the Automobile Industry Branch of the China Association of Automobile Manufacturers, the 33 major automobile rubber sealing strip manufacturers that participated in the statistics in 2020, the scope of supporting cooperation covers almost all automobile manufacturers in China and all automobile manufacturers including passenger cars and commercial vehicles. In 2020, the rubber sealing strip industry achieved a sales income of about 15.53 billion Chinese yuan, of which main business candidates of the industry accounted for about 95% of the market share.

There is significant competition for the rubber sealing strip industry in the PRC. Many of our competitors are probably larger than we are and can devote more resources than we can do to the manufacture, distribution and sale of the rubber sealing strip. In order to successfully compete in our industry, we will need to:

●	Expand our customers basis and strive for additional orders;
●	Raise funds to support our operations and expand our capacities;
●	Recruit talent to explore high technology; and
●	That we provide outstanding product quality, customer service and rigid integrity in our business dealings.

However, there can be no assurance that even if we do these things we will be able to compete effectively with the other companies in our industry. We believe that we have the required management expertise in the rubber sealing strip industry with good development potential and affordable price.

Government Regulations

●	Environmental protection

The production of chemical pollutants in China must obtain a certificate from the relevant department. Rubber compound is a heavily polluting industry and must be approved by the local environmental protection department in China before it can be produced. Our company has qualified for all environmental assessment.

●	Production and operation license

In China, it is necessary to obtain a business license issued by the Chinese Ministry of Commerce to operate the business related to the business license. RLSP’s main business includes to manufacture the rubber and plastic sealing strips for automotive windows and doors, and RLSP had obtained its business license in July 2019.

Our wholly owned subsidiary RLSP is incorporated and operating in the PRC. RLSP has received all permission required to obtain from Chinese authorities to operate its current business in China, including Business license and Approval regarding Environmental Protection.

Description of Property

RLSP entered into one operating lease with approximately 70,000 square feet from an unrelated individual in Fenghua District, Ningbo, Zhejiang Province, China, on November 15, 2019 for a factory building for manufacturing. The operating lease has twenty-five months lease term started from January 15, 2020 to February 14, 2022 and then extended to January 15, 2024, and the current monthly lease amount is about $18,300. We have also purchased a piece of land in Fenghua District, Ningbo City, Zhejiang Province, and are building a new factory at present, which is expected to be completed in August 2022. This new factory is projected to accommodate 15 TPV production lines and 10 EPDM production lines, which can meet the requirements of 3 million vehicles.

Employees

As of December 31, 2022, the Company has total of 53 employees. We do not presently have pension, health, annuity, insurance, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our employees, Officers and/or Directors.

Patents and Trademarks

The Company currently has two patents, which were issued by China National Intellectual Property Administration on October 30, 2020 to our fully-owned subsidiary RLSP. The duration of each patent is ten (10) years.

●	For new energy vehicles, the sealing strip is both a first-level exterior part and a first-level functional part. The weight of the sealing strip and environmental protection has also become vital research topics.

●	The new structure of the parts developed by us that uses new TPV recyclable materials to replace the original EPDM high-polluting materials. This patent helps to reduce the quality of parts and the pollution for new energy vehicles.

Subsidiary

The Company has a 100% directly controlled subsidiary, Rubber Leaf Sealing Products (Zhejiang) Co., Ltd. (“RLSP”) which locates in Ningbo, Zhejiang, China.

Reports to Security Holders

The Company’s documents filed with the Securities and Exchange Commission may be inspected at the Commission’s principal office in Washington, D.C. Copies of all or any part of the registration statement may be obtained from the Public Reference Section of the Securities and Exchange Commission, 100 F Street N.E., Washington, D.C. 20549. Call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms. The Securities and Exchange Commission also maintains a web site at http://www.sec.gov that contains reports, proxy statements and information regarding registrants that file electronically with the Commission. All of the Company’s filings may be located under the CIK number 0001893657.

Item 1A. Risk Factors.

An investment in our common stock is highly speculative and should only be made by persons who can afford to lose their entire investment in us. You should carefully consider the following risk factors and other information in this Form 10-K before deciding to become a holder of our common stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

Risks Related to Doing Business in the People’s Republic of China (“PRC”)

Because all of our operations are in China, our business is subject to the complex and rapidly evolving laws and regulations there. The Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence our operations at any time, which could result in a material change in our operations and/or the value of our common stock.

As a business operating in China, we are subject to the laws and regulations of the PRC, which can be complex and evolve rapidly. The PRC government has the power to exercise significant oversight and discretion over the conduct of our business, and the regulations to which we are subject may change rapidly and with little notice to us or our shareholders. As a result, the application, interpretation, and enforcement of new and existing laws and regulations in the PRC are often uncertain. In addition, these laws and regulations may be interpreted and applied inconsistently by different agencies or authorities, and inconsistently with our current policies and practices. New laws, regulations, and other government directives in the PRC may also be costly to comply with, and such compliance or any associated inquiries or investigations or any other government actions may:

●	Delay or impede our development;

●	Result in negative publicity or increase our operating costs;

●	Require significant management time and attention; and

●	Subject us to remedies, administrative penalties and even criminal liabilities that may harm our business, including fines assessed for our current or historical operations, or demands or orders that we modify or even cease our business practices.

The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case that restrict or otherwise unfavorably impact the ability or manner in which we conduct our business and could require us to change certain aspects of our business to ensure compliance, which could reduce revenues, increase costs and require us to obtain more licenses, permits, approvals or certificates, or subject us to additional liabilities. To the extent any new or more stringent measures are required to be implemented, our business, financial condition and results of operations could be adversely affected as well as materially decrease the value of our common stock.

Furthermore, if the PRC government determines that our corporate structure does not comply with PRC regulations, or if these regulations change or are interpreted different in the future, our securities may decline in value or become worthless if the determinations, changes or interpretations result in our inability to assert control over the assets of our PRC subsidiary that accordingly conduct all or substantially all of our operations.

PRC regulations relating to investments in foreign companies by PRC residents may subject our PRC-resident beneficial owners or our PRC subsidiary to liability or penalties, limit our ability to inject capital into our PRC subsidiary or limit our PRC subsidiary’ ability to increase their registered capital or distribute profits.

As an U.S. holding company of our PRC subsidiary, we may make loans to our PRC subsidiary or may make additional capital contributions to our PRC subsidiary, subject to satisfaction of applicable governmental registration and approval requirements.

Any loans we extend to our PRC subsidiary, which are treated as foreign-invested enterprises under PRC law, cannot exceed the statutory limit and must be registered with the local counterpart of the State Administration of Foreign Exchange (“SAFE”).

In July 2014, SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, which replaces the previous SAFE Circular 75. SAFE Circular 37 requires PRC residents, including PRC individuals and PRC corporate entities, to register with SAFE or its local branches in connection with their direct or indirect offshore investment activities. SAFE Circular 37 is applicable to our shareholders who are PRC residents and may be applicable to any offshore acquisitions that we may make in the future.

Under SAFE Circular 37, PRC residents who make, or have prior to the implementation of SAFE Circular 37 made, direct or indirect investments in offshore special purpose vehicles, or SPVs, are required to register such investments with SAFE or its local branches. In addition, any PRC resident who is a direct or indirect shareholder of an SPV, is required to update its registration with the local branch of SAFE with respect to that SPV, to reflect any material change. Moreover, any subsidiary of such SPV in China is required to urge the PRC resident shareholders to update their registration with the local branch of SAFE to reflect any material change. If any PRC resident shareholder of such SPV fails to make the required registration or to update the registration, the subsidiary of such SPV in China may be prohibited from distributing its profits or the proceeds from any capital reduction, share transfer or liquidation to the SPV, and the SPV may also be prohibited from making additional capital contributions into its subsidiary in China. In February, 2015, SAFE promulgated a Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or SAFE Notice 13. Under SAFE Notice 13, applications for foreign exchange registration of inbound foreign direct investments and outbound direct investments, including those required under SAFE Circular 37, must be filed with qualified banks instead of SAFE. Qualified banks should examine the applications and accept registrations under the supervision of SAFE. We have used our best efforts to notify PRC residents or entities who directly or indirectly hold shares in our U.S. holding company and who are known to us as being PRC residents to complete the foreign exchange registrations. However, we may not be informed of the identities of all the PRC residents or entities holding direct or indirect interest in our company, nor can we compel our beneficial owners to comply with SAFE registration requirements. We cannot assure you that all other shareholders or beneficial owners of ours who are PRC residents or entities have complied with, and will in the future make, obtain or update any applicable registrations or approvals required by, SAFE regulations. Failure by such shareholders or beneficial owners to comply with SAFE regulations, or failure by us to amend the foreign exchange registrations of our PRC subsidiary, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, and limit our PRC subsidiary’s ability to make distributions or pay dividends to us or affect our ownership structure, which could adversely affect our business and prospects.

Furthermore, as these foreign exchange and outbound investment related regulations are relatively new and their interpretation and implementation has been constantly evolving, it is unclear how these regulations, and any future regulation concerning offshore or cross-border investments and transactions, will be interpreted, amended and implemented by the relevant government authorities. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our financial condition and results of operations. We cannot assure you that we have complied or will be able to comply with all applicable foreign exchange and outbound investment related regulations. In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the foreign exchange regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

In light of the various requirements imposed by PRC regulations on loans to, and direct investment in, PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans to our PRC subsidiary or future capital contributions by us to our PRC subsidiary. If we fail to complete such registrations or obtain such approvals, our ability to use the proceeds we expect to receive from this offering and to fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Changes in the policies of the PRC government could have a significant impact upon our ability to operate profitably in the PRC.

We conduct all of our operations and all of our revenue is generated in the PRC. Accordingly, economic, political and legal developments in the PRC will significantly affect our business, financial condition, results of operations and prospects. Policies of the PRC government can have significant effects on economic conditions in the PRC and the ability of businesses to operate profitably. Our ability to operate profitably in the PRC may be adversely affected by changes in policies by the PRC government, including changes in laws, regulations or their interpretations.

PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Uncertainties with respect to the PRC legal system, including those regarding the enforcement of laws, and sudden or unexpected changes, with little advance notice, in laws and regulations in China could adversely affect us and limit the legal protections available to you and us.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations including, but not limited to, the laws and regulations governing our business and the enforcement and performance of our arrangements with customers in certain circumstances. The laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement could be unpredictable, with little advance notice. The effectiveness and interpretation of newly enacted laws or regulations, including amendments to existing laws and regulations, may be delayed, and our business may be affected if we rely on laws and regulations which are subsequently adopted or interpreted in a manner different from our understanding of these laws and regulations. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business.

Our subsidiary, RLSP is formed under and governed by the laws of the PRC. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference, but have limited precedential value. Since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and the enforcement of these laws, regulations and rules involves uncertainties.

In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general, such as foreign investment, corporate organization and governance, commerce, taxation and trade. The overall effect of legislation over the past three decades has significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties and sudden changes, sometimes with little advance notice. As a significant part of our business is conducted in China, our operations are principally governed by PRC laws and regulations, which may limit legal protections available to us. Uncertainties due to evolving laws and regulations could also impede the ability of a China-based company, such as our company, to obtain or maintain permits or licenses required to conduct business in China. In the absence of required permits or licenses, governmental authorities could impose material sanctions or penalties on us. In addition, some regulatory requirements issued by certain PRC government authorities may not be consistently applied by other PRC government authorities (including local government authorities), thus making strict compliance with all regulatory requirements impractical, or in some circumstances impossible. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since PRC administrative and court authorities have discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to predict the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have retroactive effect. As a result, we may not be aware of our violation of any of these policies and rules until sometime after the violation. In addition, any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.

The PRC government has significant oversight and discretion over the conduct of our business and may intervene or influence our operations as the government deems appropriate to further regulatory, political and societal goals. The PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could adversely affect our business, financial condition and results of operations. Furthermore, the PRC government has recently indicated an intent to exert more oversight and control over securities offerings and other capital markets activities that are conducted overseas and foreign investment in China-based companies like us. Any such action, once taken by the PRC government, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless.

Furthermore, if China adopts more stringent standards with respect to certain areas such as environmental protection or corporate social responsibilities, we may incur increased compliance costs or become subject to additional restrictions in our operations. Certain areas of the law, including intellectual property rights and confidentiality protections in China may also not be as effective as in the United States or other countries. In addition, we cannot predict the effects of future developments in the PRC legal system on our business operations, including the promulgation of new laws, or changes to existing laws or the interpretation or enforcement thereof. These uncertainties could limit the legal protections available to us and our investors, including you.

We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers.

We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. In particular, there are numerous laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal information and other user data. Such laws and regulations often vary in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions.

We expect to obtain information about various aspects of our operations as well as regarding our employees and third parties. We also maintain information about various aspects of our operations as well as regarding our employees. The integrity and protection of our customer, employee and company data is critical to our business. Our customers and employees expect that we will adequately protect their personal information. We are required by applicable laws to keep strictly confidential the personal information that we collect, and to take adequate security measures to safeguard such information.

The PRC Criminal Law, as amended by its Amendment 7 (effective on February 28, 2009) and Amendment 9 (effective on November 1, 2015), prohibits institutions, companies and their employees from selling or otherwise illegally disclosing a citizen’s personal information obtained during the course of performing duties or providing services or obtaining such information through theft or other illegal ways. On November 7, 2016, the Standing Committee of the National People’s Congress of China (SCNPC) issued the Cyber Security Law of the PRC, or Cyber Security Law, which became effective on June 1, 2017.

Pursuant to the Cyber Security Law, network operators must not, without users’ consent, collect their personal information, and may only collect users’ personal information necessary to provide their services. Providers are also obliged to provide security maintenance for their products and services and shall comply with provisions regarding the protection of personal information as stipulated under the relevant laws and regulations.

The Civil Code of the PRC (issued by the PRC National People’s Congress on May 28, 2020 and effective from January 1, 2021) provides main legal basis for privacy and personal information infringement claims under the Chinese civil laws. PRC regulators, including the Cyberspace Administration of China, MIIT, and the Ministry of Public Security have been increasingly focused on regulation in the areas of data security and data protection.

The PRC regulatory requirements regarding cybersecurity are constantly evolving. For instance, various regulatory bodies in China, including the Cyberspace Administration of China, the Ministry of Public Security and the SAMR, have enforced data privacy and protection laws and regulations with varying and evolving standards and interpretations. In April 2020, the Chinese government promulgated Cybersecurity Review Measures, which came into effect on June 1, 2020. According to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security.

In November 2016, the SCNPC passed China’s first Cybersecurity Law (“CSL”), which became effective in June 2017. The CSL is the first PRC law that systematically lays out the regulatory requirements on cybersecurity and data protection, subjecting many previously under-regulated or unregulated activities in cyberspace to government scrutiny. The legal consequences of violation of the CSL include penalties of warning, confiscation of illegal income, suspension of related business, winding up for rectification, shutting down the websites, and revocation of business license or relevant permits. In April 2020, the Cyberspace Administration of China and certain other PRC regulatory authorities promulgated the Cybersecurity Review Measures, which became effective in June 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On July 10, 2021, the Cyberspace Administration of China issued a revised draft of the Measures for Cybersecurity Review for public comments (“Draft Measures”), which required that, in addition to “operator of critical information infrastructure,” any “data processor” carrying out data processing activities that affect or may affect national security should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed, and illegally used or exited the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. The Cyberspace Administration of China has said that under the proposed rules companies holding data on more than 1,000,000 users must now apply for cybersecurity approval when seeking listings in other nations because of the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments,” The cybersecurity review will also investigate the potential national security risks from overseas IPOs. On June 10, 2021, the SCNPC promulgated the PRC Data Security Law, which took effect on September 1, 2021. The Data Security Law also sets forth the data security protection obligations for entities and individuals handling personal data, including that no entity or individual may acquire such data by stealing or other illegal means, and the collection and use of such data should not exceed the necessary limits The costs of compliance with, and other burdens imposed by, CSL and any other cybersecurity and related laws may limit the use and adoption of our products and services and could have an adverse impact on our business. Further, if the enacted version of the Measures for Cybersecurity Review mandates clearance of cybersecurity review and other specific actions to be completed by companies like us, we face uncertainties as to whether such clearance can be timely obtained, or at all.

On August 20, 2021, the SCNPC promulgated the PRC Personal Information Protection Law, which will take effect in November 2021. The Personal Information Protection Law provides that any entity involving processing of personal information (“Personal Information Processer”)shall take various measures to prevent the disclosure, modification or losing of the personal information processed by such entity, including, but not limited to, formulating a related internal management system and standard of operation, conducting classified management of personal information, taking safety technology measures to encrypt and de-identify the processed personal information, providing regular safety training and education for staff and formulating a personal information safety emergency accident plan. The Personal Information Protection Law further provides that a Personal Information Processer shall conduct a prior evaluation of the impact of personal information protection before the occurrence of various situations, including, but not limited to, processing of sensitive personal information (personal information that, once leaked or illegally used, may lead to discrimination against an individual or serious harm to an individual’s personal or property safety, including information on an individual’s ethnicity, religious beliefs, personal biological characteristics, medical health, financial accounts, personal whereabouts), using personal information to make automated decisions and providing personal information to any overseas entity.

On November 14, 2021, the Cyberspace Administration of China or the CAC released the Regulations on Network Data Security (draft for public comments) and accepted public comments until December 13, 2021. The draft Regulations on Network Data Security provide that data processors refer to individuals or organizations that autonomously determine the purpose and the manner of processing data. If a data processor that processes personal data of more than one million users intends to list overseas, it shall apply for a cybersecurity review. In addition, data processors that process important data or are listed overseas shall carry out an annual data security assessment on their own or by engaging a data security services institution, and the data security assessment report for the prior year should be submitted to the local cyberspace affairs administration department before January 31 of each year. On December 28, 2021, the Measures for Cybersecurity Review (2021 version) was promulgated and took effect on February 15, 2022, which iterates that any “online platform operators” controlling personal information of more than one million users which seeks to list in a foreign stock exchange should also be subject to cybersecurity review. As advised by our PRC legal counsel, Shanghai SISU Law Firm (“Shanghai SISU”) in their legal opinion dated on July 29, 2022, we are not among the “operator of critical information infrastructure” or “data processor” as mentioned above. The Company, through RLSP, is a supplier of automotive rubber sealing products in China, and designs, develops and manufactures auto rubber related products, and neither the Company nor its subsidiary is engaged in data activities as defined under the Personal Information Protection Law, which includes, without limitation, collection, storage, use, processing, transmission, provision, publication and deletion of data. In addition, neither the Company nor its subsidiary is an operator of any “critical information infrastructure” as defined under the PRC Cybersecurity Law and the Security Protection Measures on Critical Information Infrastructure. However, Measures for Cybersecurity Review (2021 version) was recently adopted and the Regulations on Network Data Security (draft for comments) is in the process of being formulated and the Opinions remain unclear on how it will be interpreted, amended and implemented by the relevant PRC governmental authorities.

There remains uncertainties as to when the final measures will be issued and take effect, how they will be enacted, interpreted or implemented, and whether they will affect us. If we inadvertently conclude that the Measures for Cybersecurity Review (2021 version) do not apply to us, or applicable laws, regulations, or interpretations change and it is determined in the future that the Measures for Cybersecurity Review (2021 version) become applicable to us, we may be subject to review when conducting data processing activities, and may face challenges in addressing its requirements and make necessary changes to our internal policies and practices. We may incur substantial costs in complying with the Measures for Cybersecurity Review (2021 version), which could result in material adverse changes in our business operations and financial position. If we are not able to fully comply with the Measures for Cybersecurity Review (2021 version), our ability to offer or continue to offer securities to investors may be significantly limited or completely hindered, and our securities may significantly decline in value or become worthless.

The CSRC has released the Trial Administrative Measures of Overseas Securities Offering and Listing by domestic companies and five guidelines, which will come into effect on March 31, 2023. The Chinese government may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers, which could significantly limit or completely hinder our ability to offer or continue to offer our common stock to investors and could cause the value of our common stock to significantly decline or become worthless

On December 24, 2021, the CSRC released the Administrative Provisions of the State Council Regarding the Overseas Issuance and Listing of Securities by Domestic Enterprises (Draft for Comments) (the “Draft Administrative Provisions”) and the Measures for the Overseas Issuance of Securities and Listing Record-Filings by Domestic Enterprises (Draft for Comments) (the “Draft Filing Measures”, and collectively with the Draft Administrative Provisions, the “Draft Rules Regarding Overseas Listing”), which stipulate that Chinese-based companies, or the issuer, shall fulfill the filing procedures after the issuer makes an application for initial public offering and listing in an overseas market, and certain overseas offering and listing such as those that constitute a threat to or endanger national security, as reviewed and determined by competent authorities under the State Council in accordance with law, may be prohibited under the Draft Rules Regarding Overseas Listing. On February 17, 2023, with the approval of the State Council, the CSRC released the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”) and five supporting guidelines, which will come into effect on March 31, 2023. According to the Trial Measures, among other requirements, (1) domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedures with the CSRC; if a domestic company fails to complete the filing procedures, such domestic company may be subject to administrative penalties; and (2) where a domestic company seeks to indirectly offer and list securities in an overseas market, the issuer shall designate a major domestic operating entity responsible for all filing procedures with the CSRC, and such filings shall be submitted to the CSRC within three business days after the submission of the overseas offering and listing application. On the same day, the CSRC also held a press conference for the release of the Trial Measures and issued the Notice on Administration for the Filing of Overseas Offering and Listing by Domestic Companies, which clarifies that (1) on or prior to the effective date of the Trial Measures, domestic companies that have already submitted valid applications for overseas offering and listing but have not obtained approval from overseas regulatory authorities or stock exchanges may reasonably arrange the timing for submitting their filing applications with the CSRC, and must complete the filing before the completion of their overseas offering and listing; (2) a six-month transition period will be granted to domestic companies which, prior to the effective date of the Trial Measures, have already obtained the approval from overseas regulatory authorities or stock exchanges, but have not completed the indirect overseas listing; if domestic companies fail to complete the overseas listing within such six-month transition period, they shall file with the CSRC according to the requirements; (3) the CSRC will solicit opinions from relevant regulatory authorities and complete the filing of the overseas listing of companies with contractual arrangements which duly meet the compliance requirements, and support the development and growth of these companies; and (4) domestic companies that are already listed on overseas exchanges by or before March 31, 2023 are not required to make any filings with CSRC unless they raise additional equity financing.

As of the date of this Form 10-K, neither we nor our PRC subsidiary has been subject to any investigation, or received any notice, warning, or sanction from the CSRC or other applicable government authorities related to our listing. If we are required to file with the CSRC for our future offering, there is no assurance that we can complete such filing in a timely manner or even at all. Any failure by us to comply with such filing requirements may result in an order to rectify, warnings and fines against us and could materially hinder our ability to offer or continue to offer our securities.

We are a holding company and will rely on dividends paid by our subsidiary for our cash needs. Any limitation on the ability of our subsidiary to make dividend payments to us, or any tax implications of making dividend payments to us, could limit our ability to pay our parent company expenses or pay dividends to holders of our common stocks.

We are a holding company and conduct substantially all of our business through our PRC subsidiary, which is a limited liability company established in China. We may rely on dividends to be paid by our PRC subsidiary to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. If our PRC subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us.

Under PRC laws and regulations, our PRC subsidiary, which is a wholly foreign-owned enterprise in China, may pay dividends only out of its accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital.

Our PRC subsidiary generates primarily all of its revenue in Renminbi, which is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our PRC subsidiary to use its Renminbi revenues to pay dividends to us. The PRC government may continue to strengthen its capital controls, and more restrictions and substantial vetting process may be put forward by SAFE for cross-border transactions falling under both the current account and the capital account. Any limitation on the ability of our PRC subsidiary to pay dividends or make other kinds of payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

In addition, the Enterprise Income Tax Law, or EIT, and its implementation rules provide that a withholding tax rate of up to 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC resident enterprises are incorporated. Any limitation on the ability of our PRC subsidiary to pay dividends or make other distributions to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

Because our business is conducted in RMB and the price of our common stock is quoted in United States dollars, changes in currency conversion rates may affect the value of your investments.

Our business is conducted in the PRC, our books and records are maintained in RMB, which is the currently of the PRC, and the financial statements that we file with the SEC and provide to our shareholders are presented in United States dollars. Changes in the exchange rate between the RMB and dollar affect the value of our assets and the results of our operations in United States dollars. The value of the RMB against the United States dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions and perceived changes in the economy of the PRC and the United States. Any significant revaluation of the RMB may materially and adversely affect our cash flows, revenue and financial condition. Further, our common stock offered by this prospectus are offered in United States dollars, we will need to convert the net proceeds we receive into RMB in order to use the funds for our business. Changes in the conversion rate between the United States dollar and the RMB will affect that amount of proceeds we will have available for our business.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions in China and by China’s foreign exchange policies. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar, and the Renminbi appreciated more than 20% against the U.S. dollar over the following three years. Between July 2008 and June 2010, this appreciation halted and the exchange rate between the Renminbi and the U.S. dollar remained within a narrow band. Since June 2010, the Renminbi has fluctuated against the U.S. dollar, at times significantly and unpredictably. On November 30, 2015, the Executive Board of the International Monetary Fund (IMF) completed the regular five-year review of the basket of currencies that make up the Special Drawing Right, or the SDR, and decided that with effect from October 1, 2016, Renminbi is determined to be a freely usable currency and will be included in the SDR basket as a fifth currency, along with the U.S. dollar, the Euro, the Japanese yen and the British pound. In the fourth quarter of 2016, the Renminbi depreciated significantly in the backdrop of a surging U.S. dollar and persistent capital outflows of China.

This depreciation halted in 2017, and the RMB appreciated approximately 7% against the U.S. dollar during this one-year period. The Renminbi in 2018 depreciated approximately by 5% against the U.S. dollar. Starting from the beginning of 2019, the Renminbi has depreciated significantly against the U.S. dollar again. In early August 2019, the PBOC set the Renminbi’s daily reference rate at RMB7.0039 to US$1.00, the first time that the exchange rate of Renminbi to U.S. dollar exceeded 7.0 since 2008. With the development of the foreign exchange market and progress towards interest rate liberalization and Renminbi internationalization, the PRC government may in the future announce further changes to the exchange rate system, and we cannot assure you that the Renminbi will not appreciate or depreciate significantly in value against the U.S. dollar in the future. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the Renminbi and the U.S. dollar in the future.

There remains significant international pressure on the Chinese government to adopt a flexible currency policy to allow the Renminbi to appreciate against the U.S. dollar. Significant revaluation of the Renminbi may have a material and adverse effect on your investment. Substantially all of our revenues and costs are denominated in Renminbi. Any significant revaluation of Renminbi may materially and adversely affect our revenues, earnings and financial position, and the value of, and any dividends payable on, our common stock in U.S. dollars.

To the extent that we need to convert U.S. dollars we receive from this offering into Renminbi for capital expenditures and working capital and other business purposes, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we would receive from the conversion. Conversely, a significant depreciation of the Renminbi against the U.S. dollar may significantly reduce the U.S. dollar equivalent of our earnings, which in turn could adversely affect the price of our common stock, and if we decide to convert Renminbi into U.S. dollars for the purpose of making dividend payments on our common stock, strategic acquisitions or investments or other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us.

Very limited hedging options are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to adequately hedge our exposure or at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currency. As a result, fluctuations in exchange rates may have a material adverse effect on your investment.

Governmental control of currency conversion may limit our ability to utilize our net revenues effectively and affect the value of your investment.

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our net revenues in RMB. Under our current corporate structure, our Company in the United States relies on dividend payments from our PRC subsidiary to fund any cash and financing requirements we may have. Under existing PRC foreign exchange regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. Therefore, our PRC subsidiary is able to pay dividends in foreign currencies to us without prior approval from SAFE, subject to the condition that the remittance of such dividends outside of the PRC complies with certain procedures under PRC foreign exchange regulation, such as the overseas investment registrations by the beneficial owners of our Company who are PRC residents. But approval from or registration with appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies.

In light of the flood of capital outflows of China in 2016 due to the weakening RMB, the PRC government has imposed more restrictive foreign exchange policies and stepped up scrutiny of major outbound capital movement. More restrictions and substantial vetting process are put in place by SAFE to regulate cross-border transactions falling under the capital account. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

Under the PRC Enterprise Income Tax Law, or the EIT Law, we may be classified as a “resident enterprise” of China, which could result in unfavorable tax consequences to us and our non-PRC shareholders.

The EIT Law and its implementing rules provide those enterprises established outside of China whose “de facto management bodies” are located in China are considered “resident enterprises” under PRC tax laws. The implementing rules promulgated under the EIT Law define the term “de facto management bodies” as a management body which substantially manages, or has control over the business, personnel, finance and assets of an enterprise. In April 2009, the State Administration of Taxation, or SAT, issued the Circular on Issues Concerning the Identification of Chinese-Controlled Overseas Registered Enterprises as Resident Enterprises in Accordance With the Actual Standards of Organizational Management, known as Circular 82, which has provided certain specific criteria for determining whether the “de facto management bodies” of a PRC-controlled enterprise that is incorporated offshore is located in China. However, there are no further detailed rules or precedents governing the procedures and specific criteria for determining “de facto management body.” Although our board of directors and management are located in the PRC, it is unclear if the PRC tax authorities will determine that we should be classified as a PRC “resident enterprise.”

If we are deemed as a PRC “resident enterprise,” we will be subject to PRC enterprise income tax on our worldwide income at a uniform tax rate of 25%, although dividends distributed to us from our existing PRC subsidiary and any other PRC subsidiary which we may establish from time to time could be exempt from the PRC dividend withholding tax due to our PRC “resident recipient” status. This could have a material and adverse effect on our overall effective tax rate, our income tax expenses and our net income. Furthermore, dividends, if any, paid to our shareholders may be decreased as a result of the decrease in distributable profits. In addition, if we were considered a PRC “resident enterprise”, any dividends we pay to our non-PRC investors, and the gains realized from the transfer of our common stock may be considered income derived from sources within the PRC and be subject to PRC tax, at a rate of 10% in the case of non-PRC enterprises or 20% in the case of non-PRC individuals (in each case, subject to the provisions of any applicable tax treaty). It is unclear whether holders of our common stock would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that we are treated as a PRC resident enterprise. This could have a material and adverse effect on the value of your investment in us and the price of our common stock.

Changes in international trade policies, trade dispute or the emergence of a trade war, may have a material adverse effect on our business.

Political events, international trade disputes, and other business interruptions could harm or disrupt international commerce and the global economy, and could have a material adverse effect on us and our customers, service providers and other partners.

International trade disputes could result in tariffs and other protectionist measures that could adversely affect our business. Tariffs could increase the cost of the goods and products which could affect consumers’ discretionary spending levels and therefore adversely impact our business. In addition, political uncertainty surrounding international trade disputes and the potential of the escalation to trade war and global recession could have a negative effect on consumer confidence, which could adversely affect our business.

Inflation in the PRC could adversely impact our financial condition and results of operations.

Our wholly owned subsidiary, RLSP, is the only operating entity that conducts business in the PRC. Since the inception of RLSP, inflation in China has not materially impacted our results of operations. According to the National Bureau of Statistics of China, the year-over-year percent changes in the consumer price index for 2019, 2020 and 2021 were increases of 2.9%, 2.5% and 0.9%, respectively. The PRC overall economy is expected to continue to grow. Although we have not in the past been materially affected by inflation, we can provide no assurance that we will not be affected in the future by higher rates of inflation in China. Future increases in the PRC’s inflation may adversely impact our financial condition and result of operations unless we are able to pass on these costs to our customers by increasing the prices of our products.

U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.

Any disclosure of documents or information located in China by foreign agencies may be subject to jurisdiction constraints and must comply with China’s state secrecy laws, which broadly define the scope of “state secrets” to include matters involving economic interests and technologies. There is no guarantee that requests from U.S. federal or state regulators or agencies to investigate or inspect our operations will be honored by us, by entities who provide services to us or with whom we associate, without violating PRC legal requirements, especially as those entities are located in China.

The PRC Securities Law was promulgated in December 1998 and was subsequently revised in October 2005, June 2013, August 2014 and December 2019. According to Article 177 of the PRC Securities Law, or Article 177, which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the territory of the PRC. While there is no detailed interpretation regarding the rule implementation under Article 177, it will be difficult for an overseas securities regulator to conduct investigation or evidence collection activities in China.

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Our SEC reports and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review by China Securities Regulatory Commission, a PRC regulator that is responsible for oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any review of us, our SEC reports, other filings or any of our other public pronouncements.

Any disruption in the supply chain of raw materials and our products could adversely impact our ability to produce and deliver products.

As to the products we manufacture, we must manage our supply chain for raw materials and delivery of our products. Supply chain fragmentation and local protectionism within China further complicate supply chain disruption risks. Local administrative bodies and physical infrastructure built to protect local interests pose transportation challenges for raw material transportation and product delivery. In addition, profitability and volume could be negatively impacted by limitations inherent within the supply chain, including competitive, governmental, legal, natural disasters, and other events that could impact supply and price. Any of these occurrences could cause significant disruptions to our supply chain, manufacturing capability, and distribution system that could adversely impact our ability to produce and deliver products.

A global pandemic of a novel strain of coronavirus (COVID-19) first emerged in China in December 2019 and has spread globally. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China for the first half of 2020. In March 2020, the World Health Organization declared COVID-19 as a global pandemic. Furthermore, the effects of a subvariant of the Omicron variant of COVID-19, which may spread faster than the original Omicron variant, as well as the effects of any new variants and subvariants which may develop, including any actions taken by governments, may have the effect of increasing the already-existing supply chain problems or slowing our sales. Moreover, China’s policy of effecting closures to avoid infections, including the recent lockdown in many provinces and municipalities in China, could affect our results of operations.

Given the rapidly expanding nature of the COVID-19 pandemic in China and globally, we believe there is a substantial risk that our business, results of operations, and financial condition will be adversely affected. Potential impact on our operations will also depend on future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by government authorities and other entities to contain COVID-19 or mitigate its impact, almost all of which are beyond our control.

The virus and the measures to contain its spread have resulted in business and manufacturing disruptions in our markets, impacted the business activities of merchandise trade and disrupted the global supply chain. For example, Shanghai, China entered into a city-wide lockdown in March 2022 due to the Covid-19 outbreak, which adversely impacted our sales to our main customer, Shanghai Xinsen, for the first half of year 2022.

The global stock markets have experienced and may continue to experience a significant decline from the COVID-19 outbreak. The price of our common stock may decline significantly after our listing to the OTC Markets, in which case you may lose your investment. Because of the uncertainty surrounding the COVID-19 outbreak, the business disruption and the related financial impact related to the outbreak of and response to the coronavirus cannot be reasonably estimated at this time.

On February 24, 2022, the Russian Federation launched an invasion of Ukraine that has already affected global economic markets, and the uncertain resolution of this conflict could result in protracted and/or severe damage to the global economy. Russia’s recent military interventions in Ukraine have led to, and may lead to, additional sanctions being levied by the United States, European Union and other countries against Russia. Russia’s military incursion and the resulting sanctions could adversely affect global energy and financial markets and thus could affect our customers’ business and our business, even though we do not have any direct exposure to Russia or the adjoining geographic regions. The extent and duration of the military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions caused by Russian military action or resulting sanctions may magnify the impact of other risks described in this section. We cannot predict the progress or outcome of the situation in Ukraine, as the conflict and governmental reactions are rapidly developing and beyond their control. Prolonged unrest, intensified military activities, or more extensive sanctions impacting the region could have a material adverse effect on the global economy, and such effect could in turn have a material adverse effect on the operations, results of operations, financial condition, liquidity and business outlook of our business.

Since all of the Company’s customers and suppliers are located in the PRC, and we have received all requisite permissions to operate our business in China and no permission has been denied, we do not foresee a suspension of the production, purchase, sale, or maintenance of our products in the near future. As of the date of this Form 10-K, the Company has not encountered a situation where it is unable to supply products at competitive prices or at all due to export restrictions. As the company has no business in Ukraine or Russia, there are no foreseeable risks associated with it. We also have not encountered or do not expect to (1) suspend the production, purchase, sale or maintenance of certain items due to a lack of raw materials, parts or equipment; inventory shortage; reduced headcount; or delayed projects ; (2) experience labor shortage that impact our business; (3) experience cybersecurity attack in our supply chain; (4) experience higher costs due to constrained capacity or increased commodity prices, shipping costs or challenges sourcing material, or experience surges or declines in consumer demand for which we are unable to adequately adjust our supply; (5) be unable to supply products at competitive prices or at all due to export restrictions, sanctions, tariffs, trade barriers, or political or trade tensions among counties; or (6) be exposed to supply chain risk in light of Russia’s invasion of Ukraine and/or related geopolitical tension.

The recent joint statement by the SEC and PCAOB, proposed rule changes submitted by Nasdaq, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to our offering. In the event it is later determined that the PCAOB is unable to inspect or investigate completely the Company’s auditor, then such lack of inspection could cause trading in the Company’s securities to be prohibited under the HFCAA, and ultimately result in a determination by a securities exchange to delist the Company’s securities.

On April 21, 2020, SEC Chairman Jay Clayton and PCAOB Chairman William D. Duhnke III, along with other senior SEC staff, released a joint statement highlighting the risks associated with investing in companies based in or have substantial operations in emerging markets including China. The joint statement emphasized the risks associated with lack of access for the PCAOB to inspect auditors and audit work papers in China and higher risks of fraud in emerging markets.

On May 18, 2020, Nasdaq filed three proposals with the SEC to (i) apply minimum offering size requirement for companies primarily operating in “Restrictive Market”, (ii) adopt a new requirement relating to the qualification of management or board of director for Restrictive Market companies, and (iii) apply additional and more stringent criteria to an applicant or listed company based on the qualifications of the company’s auditors.

On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act requiring a foreign company to certify it is not owned or controlled by a foreign government if the PCAOB is unable to audit specified reports because the company uses a foreign auditor not subject to PCAOB inspection. If the PCAOB is unable to inspect the company’s auditors for three consecutive years, the issuer’s securities are prohibited to trade on a national securities exchange or in the over the counter trading market in the U.S. On December 2, 2020, the U.S. House of Representatives approved the Holding Foreign Companies Accountable Act. On December 18, 2020, the Holding Foreign Companies Accountable Act was signed into law.

On March 24, 2021, the SEC announced that it had adopted interim final amendments to implement congressionally mandated submission and disclosure requirements of the Act. The interim final amendments will apply to registrants that the SEC identifies as having filed an annual report on Forms 10-K, 20-F, 40-F or N-CSR with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction. The SEC will implement a process for identifying such a registrant and any such identified registrant will be required to submit documentation to the SEC establishing that it is not owned or controlled by a governmental entity in that foreign jurisdiction, and will also require disclosure in the registrant’s annual report regarding the audit arrangements of, and governmental influence on, such a registrant.

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if enacted, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.

On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions.

Pursuant to the HFCAA, the PCOAB issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China, because a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition the PCOAB’s report identified the specific registered public accounting firms which are subject to these determinations. Our registered public accounting firm, Simon & Edward, LLP, is headquartered in the United States and was not identified in this report as a firm subject to the PCAOB’s determination.

On August 26, 2022, the China Securities Regulatory Commission, or CSRC, the Ministry of Finance of the PRC, and the PCAOB signed a Statement of Protocol, or the Protocol, governing inspections and investigations of audit firms based in mainland China and Hong Kong. Pursuant to the Protocol, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC.

The lack of access to the PCAOB inspection in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections, which could cause existing and potential investors in our stock to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.

Our auditor, Simon & Edward, LLP (“S&E”), the independent registered public accounting firm that issues the audit report included elsewhere in this Form 10-K, as an auditor registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess our auditor’s compliance with the applicable professional standards. Our auditor, S&E is headquartered in the United States and is subject to inspection by the PCAOB on a regular basis.

While the Company’s auditor is based in the U.S. and is registered with PCAOB and subject to PCAOB inspection, in the event it is later determined that the PCAOB is unable to inspect or investigate completely the Company’s auditor because of a position taken by an authority in a foreign jurisdiction, then such lack of inspection could cause trading in the Company’s securities to be prohibited under the Holding Foreign Companies Accountable Act, and ultimately result in a determination by a securities exchange to delist the Company’s securities. In addition, the recent developments would add uncertainties to our offering and we cannot assure you whether regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. It remains unclear what the SEC’s implementation process related to the above rules will entail or what further actions the SEC or the PCAOB will take to address these issues and what impact those actions will have on U.S. companies that have significant operations in the PRC and have securities listed on a U.S. stock exchange (including a national securities exchange or over-the-counter stock market). In addition, the above amendments and any additional actions, proceedings, or new rules resulting from these efforts to increase U.S. regulatory access to audit information could create some uncertainty for investors, the market price of our common stock could be adversely affected, and we could be delisted if we and our auditor are unable to meet the PCAOB inspection requirement or being required to engage a new audit firm, which would require significant expense and management time.

Failure to make adequate contributions to various employee benefit plans as required by PRC regulations may subject us to penalties.

We are required under PRC laws and regulations to participate in various government sponsored employee benefit plans, including certain social insurance, housing funds and other welfare-oriented payment obligations, and contribute to the plans in amounts equal to certain percentages of salaries, including bonuses and allowances, of our employees up to a maximum amount specified by the local government from time to time at locations where we operate our businesses. The requirement of employee benefit plans has not been implemented consistently by the local governments in China given the different levels of economic development in different locations. As of the date of this prospectus, we have paid and will continue to pay in the future, social insurance or housing fund contributions for all of our employees, and we have been in compliance with the requirements of relevant PRC regulations. If in the future we are determined by local authorities to fail to make adequate or sufficient contributions to any employee benefits as required by relevant PRC regulations, due to changes in regulations and requirement, we may face late fees or fines in relation to the underpaid employee benefits. As a result, our financial condition and results of operations may be materially and adversely affected.

The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rules, adopted by six PRC regulatory agencies in August 2006 and amended in 2009, and some other regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time consuming and complex, including requirements in some instances that MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. For example, the M&A Rules require that MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise, if (i) any important industry is concerned, (ii) such transaction involves factors that impact or may impact national economic security, or (iii) such transaction will lead to a change in control of a domestic enterprise which holds a famous trademark or PRC time-honored brand. Moreover, the Anti-Monopoly Law promulgated by the SCNPC effective in 2008 requires that transactions which are deemed concentrations and involve parties with specified turnover thresholds (i.e., during the previous fiscal year, (i) the total global turnover of all operators participating in the transaction exceeds RMB10 billion and at least two of these operators each had a turnover of more than RMB400 million within China, or (ii) the total turnover within China of all the operators participating in the concentration exceeded RMB 2 billion, and at least two of these operators each had a turnover of more than RMB 400 million within China) must be cleared by MOFCOM before they can be completed.

Moreover, the Anti-Monopoly Law requires that MOFCOM shall be notified in advance of any concentration of undertaking if certain thresholds are triggered. In addition, the security review rules issued by MOFCOM that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by MOFCOM, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement. In the future, we may grow our business by acquiring complementary businesses. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time consuming, and any required approval processes, including obtaining approval from MOFCOM or its local counterparts may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

The M&A Rules require an overseas special purpose vehicle formed for listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals to obtain the approval of the China Securities Regulatory Commission, or the CSRC, prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange.

Our PRC legal counsel, Shanghai SISU, has advised us that, the Company and its operating entity are full compliance with the M&A Rules in China. As of the date of this Form 10-K, we have not received any notification of non-compliance. In the future, we may further grow our business by acquiring businesses. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the Ministry of Commerce or its local counterparts may delay or inhibit our ability to complete such transactions. Our ability to expand our business or maintain or expand our market share through future acquisitions would be materially and adversely affected.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us or our management named in the prospectus based on foreign laws.

We conduct substantially all of our operations in China and substantially all of our assets are located in China. In addition, all our senior executive officers reside within China for a significant portion of the time and most of them are PRC nationals. As a result, it may be difficult for you to effect service of process upon us or those persons inside mainland China. It may also be difficult for you to enforce in U.S. courts judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors as none of them currently resides in the United States or has substantial assets located in the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state.

The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of written arrangement with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States.

We face uncertainty with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

On February 3, 2015, the SAT issued the Public Notice Regarding Certain Corporate Income Tax Matters on Indirect Transfer of Properties by Non-Tax Resident Enterprises, or SAT Bulletin 7. SAT Bulletin 7 extends its tax jurisdiction to transactions involving the transfer of taxable assets through offshore transfer of a foreign intermediate holding company. In addition, SAT Bulletin 7 has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. SAT Bulletin 7 also brings challenges to both foreign transferor and transferee (or other person who is obligated to pay for the transfer) of taxable assets, as such persons need to determine whether their transactions are subject to these rules and whether any withholding obligation applies.

On October 17, 2017, the SAT issued the Announcement of the State Administration of Taxation on Issues Concerning the Withholding of Non-resident Enterprise Income Tax at Source, or SAT Bulletin 37, which came into effect on December 1, 2017. The SAT Bulletin 37 further clarifies the practice and procedure of the withholding of non-resident enterprise income tax.

Where a non-resident enterprise transfers taxable assets indirectly by disposing of the equity interests of an overseas holding company, which is an “Indirect Transfer”, the non-resident enterprise as either transferor or transferee, or the PRC entity that directly owns the taxable assets, may report such Indirect Transfer to the relevant tax authority. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such Indirect Transfer may be subject to PRC enterprise income tax, and the transferee or other person who pays for the transfer is obligated to withhold the applicable taxes currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise. Both the transferor and the transferee may be subject to penalties under PRC tax laws if the transferee fails to withhold the taxes and the transferor fails to pay the taxes.

We face uncertainties as to the reporting and other implications of certain past and future transactions where PRC taxable assets are involved, such as offshore restructuring and sale of our offshore investments. Our Company may be subject to filing obligations or taxed if our Company is transferor in such transactions and may be subject to withholding obligations if our Company is transferee in such transactions, under SAT Bulletin 7 and/or SAT Bulletin 37. For transfer of shares in our Company by investors who are non-PRC resident enterprises, our PRC subsidiary may be requested to assist in the filing under SAT Bulletin 7 and/or SAT Bulletin 37. As a result, we may be required to expend valuable resources to comply with SAT Bulletin 7 and/or SAT Bulletin 37 or to request the relevant transferors from whom we purchase taxable assets to comply with these circulars, or to establish that our Company should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

Risks Relating to Our Company and Our Industry

We rely entirely on the operations of Rubber Leaf Sealing Products (Zhejiang) Co., Ltd, (“RLSP”), the Company’s wholly-owned subsidiary. Any successes or failures of RLSP will directly impact our financial condition and may cause your investment to be either positively or negatively impacted.

Business and Financing activities.

Borrowings under our loan agreement with certain lenders and Commercial Bank are secured by substantially all of our assets, including our intellectual property. Our loan agreement also restricts our ability to, among other things:

●	dispose of or sell our assets;

●	make material changes in our business or management;

●	consolidate or merge with other entities;

●	incur additional indebtedness;

●	create liens on our assets;

●	pay dividends;

●	make investments;

●	enter into transactions with affiliates; and

●	pay off or redeem subordinated indebtedness.

The operating and financial restrictions and covenants in the loan agreement, as well as any future financing agreements that we may enter into, could restrict our ability to finance our operations and to engage in, expand or otherwise pursue business activities and strategies that we or our stockholders may consider beneficial. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all. This could materially and adversely affect our liquidity and financial condition and our ability to operate and continue our business as a going concern.

Many very large and well-funded companies have or are entering into various aspects of the automobile sealing products industry market that we intend serve or that they are offering products that indirectly compete with our proposed products and services. These companies will be able to offer products and services that will directly compete with our products & services. These factors could result in declining revenue, or inability to grow our business.

Sealing products for the automobile industry which play a role in reducing vibration and sealing sound insulations in vehicles are sophisticated, and in many ways unique. Numerous world class companies have entered into various aspects of our market. There currently are a number of companies worldwide that have already occupied a big portion of the market in which we intend to operate. As a small, early-stage company, it is uncertain if and how we will be able to compete with the new competitors and products that are being announced and deployed. While we believe that we currently have a competitive advantage because of our proposed specialized products and marketing strategy we cannot give any assurance that we will in fact be able to successfully compete with the existing or new competitors in this mature and evolving marketplace.

A decline in general economic condition could lead to reduced consumer demand and could negatively impact our business operation and financial condition, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Our operating and financial performance may be adversely affected by a variety of factors that influence the general economy. Consumer spending habits, including spending on products relating to the advertisements we display, are affected by, among other things, prevailing economic conditions, levels of unemployment, salaries and wage rates, prevailing interest rates, income tax rates and policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income. In the event of an economic slowdown, consumer spending habits could be adversely affected and we could experience lower net sales than expected on a quarterly or annual basis which could have a material adverse effect on our business, financial condition and results of operations. Failure to manage our future growth effectively could cause our business to suffer, which, in turn, could have an adverse impact on our financial condition and results of operations.

We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to small reporting companies will make our common stock less attractive to investors.

For so long as we remain an “small reporting company” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “small reporting companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions for so long as we are an “small reporting company,” which could be as long as five years following the completion of our initial public offering. Investors may find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We rely substantially on our founder and President. We may be adversely affected if we lose her services or the services of other key personnel or are unable to attract and retain additional personnel.

Our success is substantially dependent on the efforts of our senior management, particularly Xingxiu Hua, our founder and President. The loss of the services of Ms. Hua or other members of our senior management may significantly delay or prevent the achievement of our business objectives. If we lose the services of, or do not successfully recruit, key sales and marketing, technical and corporate personnel, the growth of our business could be substantially impaired. At present, we do not maintain key man insurance for any of our senior management.

The requirements of being a public company may strain our resources, divert our management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and other applicable securities rules and regulations. Compliance with these rules and regulations have increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal controls over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. We may need to hire more employees to comply with these requirements in the future, which will increase our costs and expenses.

We may require additional capital to support growth, and such capital might not be available on terms acceptable to us, if at all. This could hamper our growth and adversely affect our business.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our platform, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in public or private equity, equity-linked or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and respond to business challenges could be significantly impaired, and our business could be adversely affected.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

The PRC historically has been deficient in Western-style management and financial reporting concepts and practices, as well as in modern banking and other control systems. We may have difficulty in hiring and retaining a sufficient number of locally-qualified employees to work in the PRC who are capable of satisfying the obligations of a U.S. public reporting company. As a result of these factors, we may experience difficulty in establishing adequate management, legal and financial controls (including internal controls over financial reporting), collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices in the PRC that meet U.S. standards as in effect from time to time.

We have a high concentration of sales with one major customer, Shanghai Xinsen, which is the related party of our founder and President and contributed 50% of our total revenues for the year ended December 31, 2022.

In order to stabilize customer relationships and maintain long-term orders, we authorized Shanghai Xinsen Import & Export Co., Ltd (“Shanghai Xinsen” or “Customer B”), a related party of the Company, as our distributor who sells RLSP’s products to Shanghai Hongyang Sealing Co., Ltd. (“Shanghai Hongyang”) and Wuhu Huichi Auto Parts Co., Ltd. (“Wuhu Huichi”), two unrelated parties of RLSP and the Company and certified first-tier suppliers of Auto Manufacturers. Effective on October 1, 2022, Ms. Xingxiu Hua, the President of the Company, has reduced her direct ownership of Shanghai Xinsen from 90% to 15%, and she is also no longer served as the Legal Representative and General Manager of Shanghai Xinsen pursuant to the board resolution of Shanghai Xinsen at the same date. The changes have been made and certified by the local government on October 11, 2022. Shanghai Xinsen is a rubber product trading expert with 20 years of experience in the auto parts market, who charges 1% of the total sales amount before VAT tax as sales commission before September 30, 2022, and 0.25% effective from October 1, 2022. Sales commission incurred in each period is recorded as part of selling expense of the Company.

The loss of our major customer could have a material adverse effect on our results of operations unless and until we can replace such customer. The concentration of sales to major customers could subject us to loss of significant revenues in the event that we were to lose one or more of our larger customers.

We have a high concentration of purchases from one major vendor, Shanghai Haozong, which is the related party of one of our directors. 67% of our total purchases for year ended December 31, 2022 was from Shanghai Haozong.

In order to reduce the purchase cost and enhance the purchase power, our subsidiary, RLSP mainly purchases the raw materials from Shanghai Haozong Rubber & Plastic Technology Co., Ltd. (“Shanghai Haozong” or “Vendor A”) at present. One of the Company’s directors, Mr. Jun Tong holds 30% ownership of Shanghai Haozong. Currently, we have substantial dependence Shanghai Haozong due to our business strategy.

The purchase cost increasing from our major vendor could have a material adverse effect on our result of operations unless and until we can replace such vendor.

We have engaged, and are likely to continue to engage, in certain transactions with related parties. These transactions are not negotiated on an arms’ length basis.

We have engaged in certain transactions with our related parties which are affiliated with our founder and President, Xingxiu Hua, and one of our directors. We are likely to continue to engage in these transactions and may enter into new transactions our related parties. None of these transactions has been negotiated as a result of arms’ length transactions. It is possible that we could have received more favorable terms had these agreements been entered into with third parties.

Risks Relating to the Company’s Securities

We may never have a public market for our common stock or may never trade on a recognized exchange. Therefore, you may be unable to liquidate your investment in our stock.

There is no established public trading market for our securities at present. Our shares are not and have not been listed or quoted on any exchange or quotation system.

In order for our shares to be quoted, a market maker must agree to file an application with the Financial Industry Regulatory Authority (FINRA) to have our common stock quoted on the OTC Marketplace. In addition, it is possible that such application for quotation may not be approved and even if approved it is possible that a regular trading market will not develop or that if it did develop, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

There may be conflicts of interest between management and other stockholders of the Company.

Xingxiu Hua, the founder of our company, our President and a director, is also our principal stockholder. As a result of this conflict of interest, management may have an incentive to act in a manner that is in its best interest, which could be adverse to the interests of any other stockholders of the Company. In addition, a conflict of interest may arise between Ms. Hua’s personal pecuniary interest directly, such as we do business with the companies she controls and her fiduciary duty to our stockholders.

We may, in the future, issue additional shares of our common stock, which may have a dilutive effect on our stockholders.

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock, of which 40,976,458 shares are issued and outstanding as of the date of this filing. The future issuance of our common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

We may issue shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Our Certificate of Incorporation authorizes us to issue up to 40,000,000 shares of preferred stock. Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval.

Our preferred Stock does not have any dividend, conversion, liquidation, or other rights or preferences, including redemption or sinking fund provisions. However, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.

We do not currently intend to pay dividends on our common stock and consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

The costs to meet our reporting and other requirements as a public company subject to the Exchange Act of 1934 and will be substantial, which may result in us having insufficient funds to expand our business or even to meet routine business obligations.

As a public entity, subject to the reporting requirements of the Exchange Act of 1934, we will continue to incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $200,000 per year for the next few years and will be higher if our business volume and activity increases. As a result, we may not have sufficient funds to grow our operations.

State Securities Laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell Shares.

Secondary trading in our common stock may not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock cannot be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted.

We may be subject to the penny stock rules which will make shares of our common stock more difficult to sell.

We may be subject now and in the future to the SEC’s “penny stock” rules if our shares of common stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction; the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our common stock. As long as our shares of common stock are subject to the penny stock rules, the holders of such shares of common stock may find it more difficult to sell their securities.

The Company is electing to not opt out of JOBS Act extended accounting transition period. This may make its financial statements more difficult to compare to other companies.

Pursuant to the JOBS Act of 2012, as an emerging growth company the Company can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the PCAOB or the SEC. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the standard for the private company. This may make comparison of the Company’s financial statements with any other public company which is not either an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible as possible different or revised standards may be used.

Emerging Growth Company

The recently enacted JOBS Act is intended to reduce the regulatory burden on emerging growth companies. The Company meets the definition of an emerging growth company and so long as it qualifies as an “emerging growth company,” it will, among other things:

●	be temporarily exempted from the internal control audit requirements Section 404(b) of the Sarbanes-Oxley Act;

●	be temporarily exempted from various existing and forthcoming executive compensation-related disclosures, for example: “say-on-pay”, “pay-for-performance”, and “CEO pay ratio”;

●	be temporarily exempted from any rules that might be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or supplemental auditor discussion and analysis reporting;

●	be temporarily exempted from having to solicit advisory say-on-pay, say-on-frequency and say-on-golden-parachute shareholder votes on executive compensation under Section 14A of the Securities Exchange Act of 1934, as amended;

●	be permitted to comply with the SEC’s detailed executive compensation disclosure requirements on the same basis as a smaller reporting company; and,

●	be permitted to adopt any new or revised accounting standards using the same timeframe as private companies (if the standard applies to private companies).

Our company will continue to be an emerging growth company until the earliest of:

●	the last day of the fiscal year during which we have annual total gross revenues of $1 billion or more;

●	the last day of the fiscal year following the fifth anniversary of the first sale of our common equity securities in an offering registered under the Securities Act;

●	the date on which we issue more than $1 billion in non-convertible debt securities during a previous three-year period; or

●	the date on which we become a large accelerated filer, which generally is a company with a public float of at least $700 million (Exchange Act Rule 12b-2).

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

RLSP entered into one operating lease with approximately 70,000 square feet from an unrelated individual in Fenghua District, Ningbo, Zhejiang Province, China, on November 15, 2019 for a factory building for manufacturing. The operating lease has twenty-five months lease term started from January 15, 2020 to February 14, 2022 and then extended to January 15, 2024, and the current monthly lease amount is about $18,300. We have also purchased a piece of land in Fenghua District, Ningbo City, Zhejiang Province, and are building a new factory at present, which is expected to be completed in August 2023. This new factory is projected to accommodate 15 TPV production lines and 10 EPDM production lines, which can meet the requirements of 3 million vehicles.

Item 3. Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending, legal proceedings.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We intend to have our common stock be quoted on the OTC Markets. If our securities are not quoted on the OTC Markets, a security holder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our securities. The OTC Markets differs from national and regional stock exchanges in that it: (i) is not situated in a single location but operates through communication of bids, offers and confirmations between broker-dealers, and (ii) securities admitted to quotation are offered by one or more broker-dealers rather than the “specialist” common to stock exchanges.

To qualify for a quotation on the OTC Markets, the Company’s equity security should have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company listing. We do not yet have an agreement with a registered broker-dealer, as the market maker, willing to list bid or sale quotations and to sponsor the Company listing. If the Company meets the qualifications for trading securities on the OTC Markets, our securities will trade on the OTC Bulletin Board and/or OTC Pink until a future time, if at all. We may not now, and it may never qualify for a quotation on the OTC Markets.

Penny Stock Consideration

It is most likely that when trading of our common stock begins our common stock will be deemed to be “penny stock” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus are subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

●	Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;
●	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;
●	Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and
●	Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to buy or sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock in the marketplace. In addition, the liquidity for our common stock may be decreased, with a corresponding decrease in the price of our common stock. Our shares are likely to be subject to such penny stock rules for the foreseeable future.

Holders

There are 43 beneficial holders of the Company’s common stock as of March 30, 2023.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain future earnings, if any, for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Securities Authorized under Equity Compensation Plans

On September 6, 2021, the board of directors unanimously approved a 2021 Equity Incentive Plan (the “2021 Plan”), which authorized the board to issue up to five million (5,000,000) common shares of the Company to qualified employees, consultant, officers and directors. In additional, on September 6, 2021, our majority shareholder and President, Ms. Xingxiu Hua, representing 98.94% of the Company’s outstanding voting stock as of September 6, 2021, approved our 2021 Plan. The number of shares voting for the 2021 Plan was sufficient for approval.

As of March 30, 2023, there are 95,900 common shares issued to our employees and director under the Company’s 2021 Plan.

Securities Currently Outstanding

●	Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock, of which 40,976,458 shares were issued and outstanding, as of March 30, 2023.

●	Our Certificate of Incorporation authorizes us to issue up to 40,000,000 shares of preferred stock with no share issued and outstanding as of March 30, 2023.

Repurchases of Equity Securities

None

Reports to Stockholders

We are currently subject to the information and reporting requirements of the Securities Exchange Act of 1934 and will continue to file periodic reports, and other information with the SEC.

Transfer Agent

West Coast Stock Transfer, Inc., located at 721 N. Vulcan Ave. 1st FL, Encinitas, CA 92024 is the registrar and transfer agent for the Company’s common stock.

Recent Sales of Unregistered Securities

Between June 21, 2021 and September 22, 2021, the Company sold 436,000 shares of its common stock pursuant to Private Placement to seven investors for $2.50 per share for an aggregate of $1,090,000. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

On September 13, 2021 and September 27, 2021, the Company converted loans from two lenders in the aggregate amount of $1,111,395 into 444,558 shares of its common stock for $2.50 per share. The Company relied upon Section 4(a)(2) of the Securities Act of 1933, as amended, for these transactions. No commissions were paid regarding the loan conversions and the share certificates were issued with a Rule 144 restrictive legend.

On September 28, 2021 the Company issued 60,000 shares of its common stock under its 2021 Equity Incentive Plan, to one director of the company.

On September 30, 2021 the Company issued 35,900 shares of its common stock under its 2021 Equity Incentive Plan, to 29 employees of the Company in China.

Repurchase of Equity Securities

None

Additional Information

We are a reporting issuer, subject to the Securities Exchange Act of 1934. Our Quarterly Reports, Annual Reports, and other filings can be obtained from the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may also obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov.

Item 6. Selected financial Data.

Not required under Regulation S-K for “smaller reporting companies.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This 10−K contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

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

Result of Operations

Comparison of the Year Ended on December31, 2022 and 2021

The following table summarizes our results of operations for the nine months ended on December 31, 2022 and 2021:

	For the year ended December 31,
	2022	2021	Changes

Sales	$5,259,447	$2,980,431	$2,279,016
Sales-related parties	5,371,728	11,620,129	(6,231,401)
Total	10,648,175	14,600,560	(3,952,385)

Cost of sales	9,149,717	15,784,146	(6,634,429)
Gross profit (loss)	1,498,458	(1,183,586)	2,682,044

Operating Expenses
Selling expenses	68,321	217,258	(148,937)
General & administrative expenses	917,408	1,283,951	(366,543)
Share-based compensation	-	239,750	(239,750)
Total operation expenses	985,729	1,740,959	(755,230)
Income (loss) from operation	512,729	(2,924,545)	3,437,274

Other income (expense):
Interest expense	(187,528)	(183,543)	(3,985)
Other expense	(19,159)	(61,437)	42,278
Gain on selling of imperfections	462,368	-	462,368
Total other income (expenses), net	255,681	(244,980)	500,661

Net Income(loss) before income taxes	768,410	(3,169,525)	3,937,935
Income tax expenses	(11,029)	-	(11,029)
Net income (loss)	$757,381	$(3,169,525)	$3,926,906

Sales Revenue

Sales revenue were $10,648,175 and $14,600,560 for the years ended December 31, 2022 and 2021, respectively, a decrease of $4.0 million or 27 % year over year. The decrease was mainly attribute to the demand deceasing from our indirect supply model which was partially offset by the demand increasing from our direct supply model customer -eGT. Our main customer, Shanghai Xinsen, is located in Shanghai, China, and due to the three-month quarantine in the first half of year 2022 in Shanghai, our sales under the indirect supply model was significate impacted. Effective on October 1, 2022, Ms. Xingxiu Hua, the President of the Company, has reduced her ownership of Shanghai Xinsen from 90% to 15%, and she is also no longer served as the Legal Representative and General Manager of Shanghai Xinsen pursuant to the board resolution of Shanghai Xinsen at the same date. The changes have been made and certified by the local government on October 11, 2022. Nevertheless, we expect our future sales to Shanghai Xinsen will not be impacted by Ms. Hua’s ownership change since RLSP has established a matured sales system with Shanghai Xinsen in the past years, and moreover, Shanghai Hongyang and Wuhu Huichi, the customers of Shanghai Xinsen and who indirectly purchased RLSP’s products through Shanghai Xinsen, have been using RLSP’s products stably and consistently for many years.

Cost of Sales

Cost of sales were $9,149,717 and $15,784,146 for the years ended on December 31, 2022 and 2021 respectively, a decrease of $6.6 million, or 42% year over year. During the year of 2021, the Company has recorded inventory impairment and absorbed defective inventory items totaling of approximately $1.2 million, comparatively, no such cost incurred during the year of 2022. Besides, the decrease was also accompanied with the decreasing sales under indirect model and increasing sales under direct model.

Gross profit

Gross profit (loss) were $1,481,514 and ($1,183,586) for the years ended on December 31, 2022 and 2021, respectively. Our revenue and gross profit margin were presented as below:

	For the year ended December 31,
	2022	2021	changes
Revenue:
Direct supply model	$5,259,447	$2,980,431	$2,279,016
Indirect supply model	5,388,728	11,620,129	(6,231,401)
Total	10,648,175	14,600,560	(3,952,385)

Gross profit margin:
Direct supply model	35%	4%	31%
Indirect supply model	(6)%	(11)%	5%
Total	14%	(8)%	22%

The increase of our overall gross profit margin, compared with the year ended on December 31, 2022 and 2021, was mainly attributed to the Company generated more sales from direct supply model which has a higher gross profit margin, while at the same time the business runs more smoothly year by year. The decreasing of gross profit from indirect supply model was due to the Company sold the obsolete inventory, which was written off of $532,366 in the previous year, with a comparative low price in the fourth quarter.

Selling expenses

Selling expenses were $68,321 and $217,258 for the years ended on December 31, 2022 and 2021, respectively, with decrease of 148,937 or 69% year over year.

General and administrative cost

General and administrative expenses were $917,408 and $1,283,951 for the years ended on December 31, 2022 and 2021, respectively, decrease by $366,543, or 29% year over year. The decrease was mainly associated with the decrease of sales. The Company shrunk the operating cost due to the three-month quarantine in the first half of year 2022, during the period the Company has suspended its operation.

Income from Operations

For the year ended on December 31, 2022, income from operations was $512,729 as compared to loss from operations of $(2,924,545) for year ended on December 31, 2021, an increase of $3,437,274 or 118% year over year. The income from operations increasing was primarily attributable to the increased sales from our direct supply model which has a higher profit margin than our indirect supply model, along with the decreased share-based compensation for the year ended on December 31, 2022, compared with the same period of year 2021.

Other income (expenses), net

For the year ended on December 31, 2022, the Company has generated $255,681 other income as compared to other expense of $(244,980) for the year ended December 31, 2021. The increase was mainly due to the sales of imperfections of $462,368, the scrapped inventories deemed unsellable after reprocessing for the year ended December 31, 2021.

Net Income

As a result of the factors described above, our net income was $757,381 for the year ended on December 31, 2022, increased by $3,926,906 from the net loss of $(3,169,525) for the year ended December 31, 2021.

Equity and Capital Resources

As of December 31, 2022, we had an accumulated deficit of $(1,819,757). As of December 31, 2022, we had cash of $51,417 and negative working capital of $(8,079,248), compared to cash of $51,156 and a negative working capital of $(7,697,820) on December 31, 2021. The decrease in the working capital was primarily due to the increased accounts payables and other payables to related parties of the Company. These factors and our ability to raise additional capital to accomplish our objectives raises substantial doubt about our ability to continue as a going concern.

Going Concern Assessment

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. These adverse conditions are negative financial trends, specifically cash outflow from operating activities, operating losses, accumulated deficit and other adverse key financial ratios.

Management’s plan to alleviate the substantial doubt about the Company’s ability to continue as a going concern include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations and execute the business plan of the Company in order to meet its operating needs on a timely basis. However, there can be no assurance that these plans and arrangements will be sufficient to fund the Company’s ongoing capital expenditures and other requirements.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting policies are discussed in further detail in the notes to the audited consolidated financial statements appearing elsewhere in this report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 8. Consolidated Financial Statements and Supplementary Data

Our audited consolidated financial statements are set forth in this Annual Report beginning on page F-3.

RUBBER LEAF INC

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Rubber Leaf Inc.

Ningbo, Zhejiang, China

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Rubber Leaf Inc. and subsidiary (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operation, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has a net capital deficiency that raised substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Related Party Transactions

As described in Note 8 to the consolidated financial statements, management disclosed that the Company’s chief executive officer had or has controlling ownership or significant fluences over the certain main vendors and one of the two major customers. In addition, there are or have been certain overlapping directors between the companies. Each of those entities has been identified as a related party as of December 31, 2022 and 2021. The Company has also entered into numerous business transactions with related parties, including but not limited to purchase agreements of raw materials, finished goods, equipment and machines, sales contracts and financing agreements, and etc.

We identified the evaluation of the Company’s identification of related parties and related party transactions as a critical audit matter. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s procedures performed to identify related parties and related party transactions of the Company.

1)	Inquired and performed walkthrough about internal controls over the Company’s related party process, including controls related to the identification of significant non-routine related party transactions with the entities.
2)	Read new agreements and contracts with the entities, and the terms and other information about transactions are consistent with explanations from inquiries and other audit evidence obtained about the business purpose of the transactions.
3)	Inquired of executive officers, key members of the Company, and the Board of Directors regarding related party relationship and transactions with the entities.
4)	Received confirmations from related parties, and compared responses to the Company’s records.
5)	Evaluate the overall sufficiency of audit evidence over the identification of significant non-routine related party transactions with the entities.
6)	Performed the following procedures to identify information related to potential additional transactions between the Company and related parties that may also include third parties:

(a) Read public filings from the Company and the related party entities, and external news for information related to transactions between the Company and the entities.
(b) Inspect the Company’s minutes from meetings of the Board of Directors.
(c) Perform information search on third party websites about the Company and the entities for new relationships possibly undisclosed.

/s/ Simon & Edward, LLP

We have served as the Company’s auditor since 2021.

PCAOB ID: 2485

Rowland Heights, California

March 31, 2023

RUBBER LEAF INC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021

ASSETS
Current assets:
Cash	$51,417	$51,156
Restricted cash	1,312,362	665,377
Accounts receivables – related parties	4,665,735	2,918,850
Accounts receivables and advances to vendors	64,385	69,910
Advances to vendors - related parties	10,353	453,679
Inventories, net	1,338,477	478,678
Deposit to vendor -related parties	2,174,796	2,361,424
Other current assets	234,232	245,974
Total current assets	9,851,757	7,245,048
Noncurrent assets:
Plant and equipment, net	6,799,784	5,421,095
Intangible assets, net	2,103,335	2,331,629
Total assets	$18,754,876	$14,997,772

LIABILITIES
Current liabilities:
Borrowings	$2,404,394	$3,024,961
Borrowings– related parties	61,909	165,300
Accounts payables	3,182,178	1,230,839
Accounts payables – related parties	7,538,348	7,730,393
Notes payable	1,312,362	665,377
Other payable - related parties	2,524,366	138,795
Advances from customers	213,087	573,986
Retainage payable	38,138	821,962
Operating lease liabilities	-	47,228
Other current liabilities	656,223	544,027
Total current liabilities	17,931,005	14,942,868

Total liabilities	17,931,005	14,942,868

Commitment and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock: 40,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: 100,000,000 shares authorized, 40,976,458 shares issued and outstanding as of December 31, 2022 and 2021	40,977	40,977
Additional paid-in capital	2,400,168	2,400,168
Accumulated deficit	(1,819,757)	(2,577,138)
Accumulated other comprehensive income	202,483	190,898
Total stockholders’ equity	823,871	54,905
Total liabilities and stockholders’ equity	$18,754,876	$14,997,772

The accompanying notes are an integral part of these financial statements

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	For the years ended December 31
	2022	2021

Sales	$5,259,447	$2,980,431
Sales-related parties	5,388,728	11,620,129
Total	10,648,175	14,600,560

Cost of sales	9,149,717	15,784,146
Gross profit (loss)	1,498,458	(1,183,586)

Operating Expenses
Selling expenses	68,321	217,258
General & administrative expenses	917,408	1,283,951
Share-based compensation	-	239,750
Total operation expenses	985,729	1,740,959
Income (loss) from operation	512,729	(2,924,545)

Other income (expenses):
Interest expenses	(187,528)	(183,543)
Other expenses	(19,159)	(61,437)
Gain on selling of imperfections	462,368	-
Total other income (expenses), net	255,681	(244,980)

Net income (loss) before income taxes	$768,410	(3,169,525)
Income tax expenses	(11,029)	-
Net income (loss)	$757,381	(3,169,525)

Foreign currency translation, net of tax	11,585	154,333
Comprehensive income (loss)	768,966	(3,015,192)

Earnings per share
Basic and diluted income (loss) per share	$0.02	$(0.08)
Weighted average common shares outstanding	40,976,458	40,560,763

The accompanying notes are an integral part of these financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional	Retained Earnings	Accumulated Other	Total
	Preferred Stocks		Common Stocks		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	income	Equity
Balance at December 31, 2020	-	$-	-	$-	$-	$592,387	$36,565	$628,952
Share issuance for acquisition of subsidiary	-	-	40,000,000	40,000	(40,000)	-	-	-
Share issuance for cash	-	-	436,000	436	1,089,564	-	-	1,090,000
Share issuance for incentive plan	-	-	95,900	96	239,654	-	-	239,750
Share issuance for debt conversion	-	-	444,558	445	1,110,950	-	-	1,111,395
Net loss	-	-	-	-	-	(3,169,525)	-	(3,169,525)
Foreign currency translation, net tax	-	-	-	-	-	-	154,333	154,333
Balance at December 31, 2021	-	$-	40,976,458	$40,977	$2,400,168	$(2,577,138)	$190,898	$54,905
Net income	-	-	-	-	-	757,381	-	757,381
Forgeign currency translation, net tax	-	-	-	-	-	-	11,585	11,585
Balance at December 31, 2022	-	-	40,976,458	$40,977	$2,400,168	$(1,819,757)	$202,483	$823,871

The accompanying notes are an integral part of these financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31
	2022	2021

Cash flow from operating activities
Net income (loss)	757,381	(3,169,525)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	660,784	601,342
Share-based compensation	-	239,750
Inventories write-down	-	525,402
Changes in operating assets and liabilities:
Accounts receivables	-	120,504
Accounts receivables – related parties	(2,068,248)	(253,040)
Advances to vendors - related parties	426,155	115,433
Advance to vendors	(10,173)	398,580
Other current assets	-	(12,032)
Inventories	(938,790)	(954,075)
Right-of-use assets	(21,057)	101,817
Notes payable	731,649	656,673
Accounts payable	2,142,552	48,686
Accounts payable - related parties	438,112	2,971,740
Advances from customers - related parties	-	(23,312)
Advances from customers	(330,004)	566,477
Retainage payable	(698,320)	247,429
Other current liabilities	162,307	-
Net cash provided by operating activities	1,252,348	2,181,849

Cash flow from investing activities
Other receivables - related parties	-	(128,853)
Loan receivable	(75,817)	-
Purchase of equipment and factory construction	(2,504,738)	(2,374,795)
Purchase of land use right	-	(225,457)
Net cash used in investing activities	(2,580,555)	(2,729,105)

Cash flow from financing activities
Share issuance for cash	-	1,090,000
Proceeds from to related parties	2,398,588	137,817
Repayments of borrowings-related parties	(94,468)	(85,453)
New borrowings	1,981,864	3,511,334
Repayments of borrowings	(2,380,856)	(3,462,415)
Net cash provided by financing activities	1,905,128	1,191,283

Effect of exchange rate changes	70,325	63,998
Increase in cash	647,246	708,025
Cash and restricted cash, beginning	716,533	8,508
Cash and restricted cash, ending	$1,363,779	$716,533

Supplemental disclosures of cash flow
Interest paid	$94,572	$218,852
Income taxes paid	$3,861	$25,089
Noncash investing and financing activities
Share issuance for debt conversion	$-	$1,111,395

The accompanying notes are an integral part of these consolidated financial statements.

RUBBER LEAF INC

NOTES TO THE AUDITED FINANCIAL STATEMENTS

Note 1 - Organization and Description of Business

Rubber Leaf Sealing Products (Zhejiang) Co., Ltd. (the “RLSP”) was established in July 8, 2019 and is located in Fenghua District, Ningbo, Zhejiang province, the People’s Republic of China (“PRC”). It is engaged in the import and export trade, production and sales of synthetic rubber, rubber compound, car window seals, auto parts, etc. of integrated group companies. It has an integrated machinery production plant on PRC. RLSP, a well-known auto parts enterprise, is a first-tier supplier of well-known auto brands such as Dongfeng Motor and French Renault. RLSP has a registered capital of $20 million US dollars to be injected and is a wholly owned by foreign investment.

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

Note 2 – Going concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company currently has an accumulated deficits of $(1,819,757) as of December 31, 2022. The Company has negative working capital of $8,079,248 as of December 31, 2022. The Company has not completed its efforts to establish a stabilized source of gross profit sufficient to cover operating costs over a reasonable period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses and its construction of new production line. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements. With respect to the audited financial statements as of and for the year ended December 31, 2022, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates. Signiant estimates are used in the collectability of accounts receivable, the useful lives and impairment of long-lived assets, the valuation of deferred tax assets, inventories reserve and provisions for income taxes, among others.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash and cash equivalents and accounts receivable. As of December 31, 2022 and 2021, $1,240,272 and $557,469 of the Company’s cash and restricted cash held by financial institutions were uninsured, respectively.

Major customers

For the years ended December 31, 2022 and 2021, the Company’s revenues from two major customers accounted more than 10% of the total revenue were as following:

	Year ended December 31, 2022		As of December 31, 2022		Year ended December 31, 2021		As of December 31, 2021
	Amount	% of Total Revenue	Accounts Receivable	% of Total Accounts Receivable	Amount	% of Total Revenue	Accounts Receivable	% of Total Accounts Receivable
Customer A	$5,259,447	49%	-	-%	$2,980,431	20%	$-	-%
Customer B	$5,338,728	50%	$4,665,735	100%	$11,620,129	80%	$2,918,850	100%

●	Customer A: eGT New Energy Automotive Co., Ltd. (“eGT”), an unrelated party.
●	Customer B: Shanghai Xinsen Import & Export Co., Ltd (“Shanghai Xinsen”), a related party that sells RLSP’s products to Shanghai Hongyang Sealing Co., Ltd. (“Shanghai Hongyang”) and Wuhu Huichi Auto Parts Co., Ltd. (“Wuhu Huichi”), two unrelated parties of RLSP and the Company, and certified first-tier suppliers of Auto Manufacturers.

Major vendors

For the years ended December 31, 2022 and 2021, the Company made purchases from the major vendors accounted more than 10% of the total purchases were as following:

	Year ended December 31, 2022		As of December 31, 2022		Year ended December 31, 2021		As of December 31, 2021
	Amount	% of Total Purchase	Accounts payable	% of Total Accounts Payable	Amount	% of Total Purchase	Accounts payable	% of Total Accounts Payable
Vendor A	$5,549,968	67%	$2,384,085	32%	$13,370,709	78%	986,079	10%
Vendor B	79,608	1%	5,135,351	68%	2,290,571	13%	7,545,740	75%
Vendor C	$2,626,103	32%	-	-	-	-

●	Vendor A: Shanghai Haozong Rubber & Plastic Technology Co., Ltd. (“Shanghai Haozong”), a related party.
●	Vendor B: Shanghai Huaxin Economic and Trade Co., Ltd. (“Shanghai Huaxin”), a related party, purchase amounts and accounts payable balances include retainage payables.
●	Vendor C: Shanghai Yongliansen Import and Export Trading Company (“Yongliansen”), a related party.

Accounts Receivable

Accounts receivables are reported at their net realizable value. Any value adjustments are booked directly against the relevant receivable. We have standard payment terms that generally require payment within approximately 30 to 60 days. Management performs ongoing credit evaluations of its customers. An allowance for potentially uncollectible accounts is provided based on history, economic conditions, and composition of the accounts receivable aging. As of December 31, 2022 and 2021 no credit risk identified and no allowance for doubtful accounts.

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

For the years ended December 31, 2022 and 2021, the Company determined there was no impairment of the long-lived assets.

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

As of December 31, 2022 and 2021, RLSP held $1,312,362 and $665,377 notes payable issued by Ningbo bank with various maturity dates up to December 2022, respectively. The same amount of deposits was required by the banks and classified as restricted cash as of December 31, 2022 and 2021.

Advances from customers

From time to time, we received advances from our customers, which are made normally under sales frame contracts, each sales transaction will be initiated by purchase orders received under the frame contracts. The advances have no interest bearing, normally settled along with purchase/sales transactions within 60 to180 days.

Retainage Payables

For equipment purchased from Shanghai Huaxin in the PRC, a related party, by RLSP in the PRC, the Company typically retains a portion of the purchase invoices, typically 3-5%, for 12 to 24 months to ensure the quality of equipment after installation during the qualifying warranty period. As of December 31, 2022 and 2021, retainage payables were $38,138 and $821,962 with maturity dates various in March 2023, respectively.

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

The Company does not have any potentially dilutive instruments as of December 31, 2022 and 2021, and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2022 and 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalent, restricted cash, accounts receivables, advances to vendors, inventories, other current assets, accounts payables, advances from customers and other current liabilities. For short term borrowings and notes payable, the Company concluded the carrying values are a reasonable estimate of fair values because of the short period of time between the origination and repayment and as their stated interest rates approximate current rates available.

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

Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) in accordance with ASC 220, Income Statement-Reporting Comprehensive Income (ASC 220). Under ASC 220, the Company is required to report comprehensive income (loss), which includes net income (loss) as well as other comprehensive income (loss). The only significant component of accumulated other comprehensive income (loss) as of December 31, 2022 and 2021 is the currency translation adjustment.

Segment Information

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the executive team, which is comprised of the chief executive officer and the chief financial officer. Based on the financial information presented to and reviewed by the chief operating decision maker in deciding how to allocate the resources and in assessing the performance, the Company has determined that it has two operating and reporting segments based on sales channels – direct supply and indirect supply as of December 31, 2022 and 2021

Recently Issued Accounting Pronouncements Not Yet Adopted

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

Note 4 - Inventories, net

Inventories consisted of raw rubber materials, finished goods of rubber products and others, and are stated at the lower of cost or net realizable value. As of December 31, 2022 and December 31, 2021, inventories consisted of the following:

	December 31, 2022	December 31, 2021

Raw materials	$8,900	$29,246
Finished goods, net	1,329,577	449,432
Total	1,338,477	478,678

As of December 31, 2021, the Company wrote $532,366 off for the finished goods held on hand due to its defective nature. The finished goods were sold at a discounted price for the year 2022.

Gain on selling of imperfection

During the year 2021, the Company has identified the inventory in the amount of $709,479 which was scraped out and unsellable to our customers. However, after RSLP made multiple claims to the supplier, the supplier made a lab test for the scraped parts in order to identify the problems. After reprocessing, RSLP sold $545,975 of the total imperfections to the customer at a reduced price. The total amount of gain on the selling of imperfections is $462,368.

Note 5 - Plant and equipment, net

	December 31,	December 31,
	2022	2021

Equipment and machinery	$5,653,204	$5,919,317
Furniture and office equipment	3,505	25,286
Leasehold improvement	122,124	132,604
Minus: Accumulated depreciation and amortization	(1,497,885)	(937,027)
Plant and equipment, net	4,280,948	5,140,181
Construction in progress	2,518,836	280,914
Property plant and equipment, net	$6,799,784	$5,421,095

Upon obtained the right use of land, RLSP started to build the manufacture plant on the land. The Company capitalized the cost in related to the construction, including the interests related to the borrowings, the utilities occurred in the construction, the amortization of land use of right. The construction is expecting to put into use in 2023.

On September 17, 2020, RLSP entered a construction contract with Ningbo Rongsen to build up a new production line for which the annual production capacity will be up to four million set of automotive seals. The budget of the project is around $5,420,810 (RMB 35 million) with the project started in April 2021. As of December 31, 2022, the construction has completed around 30% of the overall project and is expecting to complete around August 2023.

For the equipment used for manufacturing, the depreciation expense is included as part of manufacturing overhead, while the equipment used for general administrative are included in selling, general and administrative expense on the statements of operations.

For the years ended December 31, 2022 and 2021, the depreciation and amortization expenses were $614,744 and $554,169 respectively.

Note 6 – Intangible asset, net

On October 21, 2020, RLSP entered a purchase contract with the Ninbo government agent, Zhejiang Province, whereby the Company was assigned the land use rights, for 50 years useful life, located in Chunhun Street, in Fenghua city, Zhejiang Province, for a total purchase price of $2,064,554 (RMB 13,729,900 at exchange rate of 0.1504), the information of the land use rights is as followed:

Intangible asset, net consists of the following:

	December 31,	December 31,
	2022	2021

Land use rights	$2,201,040	$2,389,920
Less: Accumulated amortization	(97,705)	(58,291)
Intangible asset, net	2,103,335	2,331,629

For the year ended December 31, 2021, $228,446 one-time city construction supporting fee was capitalized into the cost of land use rights, which subject to same period of term for amortization. For the years ended December 31, 2022 and 2021, $46,039 and $47,173 amortization of land use rights were capitalized under CIP, respectively.

Note 7 – Borrowings

On May 9, 2020, RLSP entered a one-year term loan with Chunhu Branch, Ningbo Fenghua Rural Commercial Bank Co., Ltd. in the amount of $459,770 (approximate RMB 3 million) with the annum interest rate of 4.5%. The withdrawal of the loan was solely based on purchase transactions, which means the bank directs the cash outflows to the vendor’s account according to the documents of purchase transactions submit, such as the contract, purchase order, VAT invoices and etc. The loan was fully paid back in May 2021.

On September 18, 2020, RLSP entered a one-year bank loan of $383,142 (RMB 2.5 million) with Chunhu Branch, Ningbo Fenghua Rural Commercial Bank Co., Ltd. with the 6.42% annum interest rate. The collateral pledged for the RMB 2.5 million loan was the machinery and equipment with a total appraised value of $1.6 million. The loan was fully paid back on September 1, 2021.

On November 30, 2020, RLSP entered a one-year bank loan of $2,298,851 (RMB 15 million) with Fenghua Chunhu branch, Agricultural Bank of China Co., Ltd. with the annual interest rate of 4.7%. The collateral pledged for the loan was the land use right with appraisal value of $5.44 million (approximately RMB 35.2 million). RLSP repaid RMB 2 million and renewed $2,017,005 (RMB 13 million) loan on November 30, 2021 with one-year term. As of December 31, 2022 and 2021, the outstanding balances of the loan were $Nil, $2,046,567, respectively.

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

On April 30, 2021, RLSP borrowed $774,401 (RMB 5 million) short-term loan from an unrelated entity guaranteed by an individual person. The loan has a monthly interest rate of 1% with the due date on June 15, 2021. Pursuant to the loan agreement, the interest rate will increase to 2% monthly if RLSP is in default of loan terms and the lender may further obtain 5% of RLSP’s ownership. On November 10, 2021, RLSP extended the maturity date of the loan till April 30, 2022 with the other loan terms remain the same and the two parties have verbally agreed to extend the due date to December 31, 2022. As of December 31, 2022 and 2021, the loan balance were $275,474 (RMB 1.9 million) and $550,999 (RMB 3.5 million), respectively.

On September 1, 2021, RLSP borrowed $154,832 (RMB 1 million) short-term loan from an unrelated individual. The loan has annual interest rate of 13% with due date on August 31, 2022. RLSP has had several round financing transactions with the individual since then. As of December 31, 2022 and 2021, the individual loan balances were $98,591 (RMB 0.68 million) and $125,943 (RMB 0.8 million), respectively. Out of $150,798 loan balance, RMB500,000 loan was extended its maturity date to March 30, 2023 with no interest bearing on September 1, 2022.

On September 1, 2021, RLSP borrowed $247,732(RMB 1.6 million) short-term loan from an officer of RLSP. The loan has an annual interest rate of 8% with due date on August 31, 2022. RLSP repaid $69,256 and $85,453 back during 2022 and 2021, respectively. As of December 31, 2022 and 2021, the loan balances were $61,909 (RMB 0.43 million) and $165,300 (RMB 1.05 million), respectively. The loan was extended to March 30, 2023 on September 1, 2022 and the officer has waived loan interest during the loan extension period.

On November 30, 2021, RLSP borrowed $314,857 (RMB 2 million) mortgage loan from Zhejiang Yongyin Financial leasing Co., Ltd, a subsidiary of Ningbo Fenghua Rural Commercial Bank Co., Ltd, pledged with machinery and equipment RLSP purchased and fully paid with the market value of approximately RMB2.3 million. The loan has two-year term with due date on November 19, 2023. The loan balances were $135,357 and $301,453 as of December 31, 2022 and 2021, respectively.

On March 2022, RLSP borrowed $20,901 personal loans from two employees and $10,451 was repaid in April 2022. As of December 31, 2022, the outstanding loan balance was $10,149. The loans bear no interest and due on demand.

On November 18, 2022, RLSP entered a one-year bank loan of $1,884,823 (RMB 13 million) with Fenghua Chunhu branch, Bank of Ningbo. with the annual interest rate of 4.5%. The collateral pledged for the loan was the land use right with appraisal value of $3.44 million (approximately RMB 23.69 million). The loan balance was 1,884,823 as of December 31, 2022.

Interest expense primarily consists of the interest incurred on the bank loans, commercial & individual loans and minor bank service charges. For years ended December 31, 2022 and 2021, the Company recorded the interest expense of $187,528 and $183,543, respectively.

Note 8 – Related Party Transactions

Purchase

In order to reduce the purchase cost and enhance the purchase power, the Company purchases the main raw materials from Yongliansen Import and Export Trading Company (“Yongliansen”) and Shanghai Haozong Rubber & Plastic Technology Co., Ltd. (“Shanghai Haozong”), and also purchases equipment and rubber products under indirect supply model from Shanghai Huaxin Economic and Trade Co., Ltd. (“Shanghai Huaxin”) during the year ended December 31, 2022 and 2021. The Company’s founder holds minor equity interests of the three suppliers directly or indirectly and one of the Company directors, Mr. Jun Tong holds 30% ownership of Shanghai Haozong.

For the years ended December 31, 2022 and 2021, RLSP purchased raw materials from Yongliansen (“Vendor C”) in the total amount of $2,626,103 and $Nil, respectively. As of December 31, 2022 and 2021, RLSP advanced Yongliansen $10,353 and $453,679, respectively, mainly for raw material purchases. On November 30, 2020, RLSP advanced RMB 15 million or $2,174,796 as a deposit (the “Deposit”) to Yongliansen in order to lock-down our premium customer position among all customers of Yongliansen and maintain a long-term business relationship. The Deposit bears no interest and due on demand. Due to less procurement of raw materials made from Yongliansen in 2022, RLSP requested Yongliansen to refund the Deposit, and Yongliansen agreed to fully refund RLSP by December 31, 2022. On December 15, 2022, RLSP and Yongliansen entered into a Payment Agreement, among which Yongliansen requested to extend the repayment date of the Deposit to September 30, 2023, and RLSP has agreed to grant such extension request.

For the years ended December 31, 2022 and 2021, RLSP purchased $5,549,968 and $13,370,709 rubber products from Shanghai Haozong (“Vendor A”), respectively. As of December 31, 2022 and 2021, $2,384,035 and $986,079 accounts payable due to Shanghai Haozong, respectively.

For the years ended December 31, 2022 and 2021, RLSP purchased $79,608 and $2,290,571 rubber products and equipment from Shanghai Huaxin (“Vendor B”), respectively. As of December 31, 2022 and 2021, $5,135,351 and $7,545,740 payable were due to Shanghai Huaxin, respectively, including $38,119 and $821,962 retainage payable, respectively.

On December 25, 2021, RLSP signed a Payment Extension Agreement with Shanghai Huaxin regarding outstanding account payable balance, which was amended on August 14, 2022. Under the amended Payment Extension Agreement, RLSP and Shanghai Huaxin both agreed that the $6,835,124 accounts payable as of June 30, 2022 shall be paid based on the agreed-upon payment schedule, of which $746,480 accounts payable should be paid before December 31, 2022. During the six months ended December 31, 2022, the Company has paid RMB 11,350,337 or about USD $1,626,379. The remaining balance of 5,208,245 shall be paid by the end of December 31, 2023 per the Payment Extension Agreement.

Sales under Indirect Supply Model

In order to stabilize customer relationships and maintain long-term orders, we authorized two related parties - Shanghai Xinsen (“Customer B”) and Hangzhou Xinsen (“Customer C”) as our distributors. The Company’s President, Ms. Xingxiu Hua, holds 90% ownership of Shanghai Xinsen and Shanghai Xinsen holds 70% ownership of Hangzhou Xinsen, or Ms. Hua owns 63% ownership of Hangzhou Xinsen, respectively. Effective on October 1, 2022, Ms. Hua reduced her ownership of Shanghai Xinsen from 90% to 15%, and so accordingly reduced her indirect ownership of Hangzhou Xinsen from 63% to 10.5%. Xinsen Group is a rubber product trading expert with 20 years of experience in the auto parts market, who charges 1% of the total sales amount before VAT tax as sales commission before September 30, 2022, and subsequently 0.25% effective from October 1, 2022 after the renegotiation between RLSP and Xinsen Group. Sales commission incurred in each period is recorded as part of selling expense of the Company.

For the years ended December 31, 2022 and 2021, RLSP had indirect sales through Xinsen Group that were sold to two certified first-tier suppliers of the Auto Manufacturers $5,371,784 and $11,620,129 respectively. As of December 31, 2022 and 2021, the accounts receivable due from Shanghai Xinsen were $4,665,735 and $2,918,850 respectively. Since the end of 2021, Shanghai Xinsen received some payments from their customers in the form of bank notes with expiration period between three to six months. However, RLSP does not accept bank notes as payments and agreed to temporarily extend the payment terms to four months from two months after negotiated with Shanghai Xinsen. RLSP held advances from Hangzhou Xinsen in the amounts of $18,912 and $20,535 as of December 31, 2022 and 2021, respectively.

Others

As of December 31, 2022 and 2021, the Company’s founder and officer funded the Company and RLSP in the total amount of $2,524,366 and $138,795 for its daily operation, respectively. The payable amounts bear no interest rate and due on demand. During the year ended December 31, 2022 and 2021, the Company transferred cash in the amount of $2,055,390 and $50,500 respectively to RLSP as capital contribution for its daily operation, within the current existing approved registered capital amount of RLSP in China. The cash transfer has been approved by Agricultural Bank of China, Fenghua Branch, which is authorized by the State Administration of Foreign Exchange (the “SAFE”).

Note 9 – Shareholders’ Equity

RLSP was established on July 8, 2019 with registered capital of $20 million. As of December 31, 2022 and 2021, $2,163,316.71 and $50,500 cash has been transferred from the Company to RLSP as capital contribution, respectively.

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

On September 6, 2021, the board of directors of the Company unanimously approved 2021 Equity Incentive Plan (the “2021 Plan”), which authorized the board to issue up to five million (5,000,000) common shares to qualified employees, consultant, officers and directors. On the same day, the majority shareholder and president, Ms. Xingxiu Hua, representing 98.94% of the Company’s outstanding voting stock as of September 6, 2021, approved the 2021 Plan. As of December 31, 2021, 295,900 common shares have been issued to employees and director under the 2021 Plan and vested immediately. $239,750 share-based compensation was recorded for the years ended December 31, 2021.

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

On September 17, 2020, RLSP entered a construction contract with Ningbo Rongsen to build up a new production line for which the annual production capacity will be up to four million set of automotive seals. The budget of the project is around $5,420,810 (RMB35 million) with the project started in April 2021, and project is expecting to complete around August 2023.

Note 11 - Income Taxes

The Company, RLI is a Nevada company and subject to the United States federal income tax at a tax rate of 21%. The Company’s subsidiary, RLSP, is incorporated in the PRC and are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes (“EIT”) is generally imposed at 25%.

For the years ended December 31, 2022 and 2021, the provision for income taxes was $11,029 and $Nil, respectively. As of December 31, 2022 and December 30, 2021, the income tax payables were $237,670 and $229,579, respectively.

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021

U.S. federal income tax rate	21.0%	21.0%
Tax rate difference	4.0%	4.0%
Nontaxable items	-%	-%
GILTI tax	-%	-%
Others	(30.0)%	-%
Valuation allowance	6.6%	(25.0)%
Effective tax rate	1.4%	(0.0)%

For U.S. income tax purposes, the Company has no cumulative undistributed earnings of foreign subsidiary as of December 31, 2022 after acquired RLSP on May 27, 2021. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the years ended December 31, 2022 and 2021, no GILTI tax expense was incurred.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of December 31, 2022.

Note 12 - Segment Reporting

We realize revenue primarily through the sale of synthetic rubber, rubber compound, car window seals, auto parts with two sales channels. The Company managed and reviewed its business as two operating and reporting segments: direct supply and indirect supply models.

The business line distribution of the Company’s information as of and for the years ended December 31, 2022 and 2021, as following:

	For the years ended December 31
	2022	2021

Revenue:
Direct supply model	$5,259,447	$2,980,431
Indirect supply model	5,388,728	11,620,129
Total	10,648,175	14,600,560

Gross profit:
Direct supply model	35%	4%
Indirect supply model	(6)%	(11)%
	14%	(8)%

Income(loss) from operations:
Direct supply model	1,702,897	(1,421,478)
Indirect supply model	(1,030,836)	(1,440,756)
Corporate	(159,332)	(62,311)

Net income(loss)
Direct supply model	1,490,210	(1,666,458)
Indirect supply model	(568,468)	(1,440,756)
Corporate	(159,332)	(62,311)

	December 31,	December 31,
	2022	2021

Reportable assets
Direct supply model	$14,066,203	$12,077,692
Indirect supply model	4,665,735	2,918,850
Corporate	22,938	1,230

All long-term assets are managed under direct supply model by the chief operating decision maker.

Note 13 - Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. Based on our evaluation, no other event has occurred requiring adjustment or disclosure, except the following:

On January 4, 2023, the Company used the equipment as collateral to obtain a bank acceptance of RMB 2 million or about USD $290,200 for its raw material purchase as well as to fulfil the company’s working capital requirement. The bank acceptance is repaid in monthly installments over a 24-month term. The repayment date of each month is the 26th, and the repayment method is principal plus interest.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 11, 2021, we appointed Simon & Edward, LLP of Los Angeles, California as our independent auditors. There have been no disagreements with our independent registered public accounting firm regarding accounting and financial disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer, in order to allow timely consideration regarding required disclosures.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were significant deficiency in our internal controls over Financial reporting as of December 31, 2022 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The material weakness in our controls and procedure were lack of US GAAP knowledge and segregation duties. Management does not believe that any of these material weaknesses materially affected the results and accuracy of its consolidated financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework that was issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management identified a lack of segregation of duties.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2022. We believe that internal controls over financial reporting as set forth above shows material weaknesses and are not effective. We have identified material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Subsequent to the end of the period covered by this report, and in light of the weakness described above, management is in the process of designing and implementing improvements in its internal control over financial reporting and we currently plan tom hire an independent third-party consultant to assist in identifying and determining the appropriate accounting procedures and controls to implement.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors.

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers:

Name	Age	Position	Year Commenced
Xingxiu Hua	54	President, CEO & Chairperson of the Board	2021
Hua Wang	32	CFO, Secretary and Director	2021
Jun Tong	54	Chief Marketing Officer (“CMO”), Chief Technical Officer (“CTO”) and Director	2021
Yongjun Hua	51	Chief Sales Officer (“CSO”)	2021

Xingxiu Hua-President, CEO and Chairperson of Rubber Leaf Inc since the Company was incorporated in May 2021. Ms. Hua founded Rubber Leaf Sealing Products (Zhejiang) Co., Ltd. (China), the Company’s wholly controlled subsidiary in July 2019. Ms. Hua was the CEO of Rubber Leaf Enterprises Inc. from 2011 to 2018. She achieved the main goals of leading the team to develop new customers in rubber raw material industry and to establish R&Q laboratory and cooperate with UBC University in Vancouver. Ms. Hua also served as the CEO of Huaxin Economic and Trade Co., Ltd. From 1998 to 2012. She independently obtained the general agent of ExxonMobile rubber division in Great China and lead the team to develop customers which occupied 50% of Chinese EPDM market.

Hua Wang- CFO/Secretary/Director of Rubber Leaf Inc since the Company was incorporated in May 2021. Mr. Wang is the General Manager of Rubber Leaf Sealing Products (Zhejiang) Co., Ltd. (China), the Company’s wholly controlled subsidiary since July 2019. His job responsibilities include to work with managements to achieve long-term business plan of the company, complete the company’s financial goals and dock with local banks to complete the cooperation between the company and banks. Mr. Hua Wang served as the Second assistant of CEO in Rubber Leaf Enterprises Inc. from 2011 to 2018. He was mainly in charge of coordinating different business arrangements for different departments among the global departments in the company and involving in the auto manufacturer qualification process with the technical department in China. Mr. Wang received his Bachelor of Arts, Economics degree from University of British Columbia in April 2016.

Jun Tong- CMO/CTO/Director of Rubber Leaf Inc since the Company was incorporated in May 2021. Mr. Tong’s main job responsibilities include to Lead R&D team to develop new products strategy for organization, especially high value specialty rubber, plasterers, specialty polymers and plastics TSR/TPV/TPO compounds formulations and production process, focusing on sustainable industry with long term investment return, especially in auto industry and hygiene industry, complete 50 new products and 8000T/Y business volume. Mr. Tong served as the Global Automotive Market Development Manager, Great China Area of Exxon-Mobile Chemical (Shanghai) Co., Ltd. From December 2010 to July 2013. He also worked as the Global Specialty Polymer Technology Manager, Great China and Korea of Exxon-Mobile Chemical Asia Pacific R&D Co., Ltd from April 2000 to September 2010. Mr. Tong received his Bachelor degree of Polymer Chemical Engineering from Hefei University of Technology in July 1991.

Yongjun Hua- CSO of Rubber Leaf Inc since the Company was incorporated in May 2021. Mr. Hua’s main job responsibilities include to oversee marketing and sales divisions and to expand domestic automobile sealing customer bases. Mr. Hua served as the Sales Manager and Marketing Director of Shanghai Xinsen Import and Export Co., Ltd. From 2008 to 2013. He was the Sales Manager of Shanghai Jiaotong Chemical Trading Co., Ltd. Between 2004 to 2008. Mr. Hua received his Diploma in Business Administration from Nanjing Political College in June 2007.

Term of office

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified or until removed from office in accordance with our bylaws. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Director Independence

The Board consists of four members, none of whom meet the independence requirements of the Nasdaq Stock Market as currently in effect.

Committees and Terms

The Board of Directors (the “Board”) has not established any committees. The Company will notify its shareholders for an annual shareholder meeting and that they may present proposals for inclusion in the Company’s proxy statement to be mailed in connection with any such annual meeting; such proposals must be received by the Company at least 90 days prior to the meeting. No other specific policy has been adopted in regard to the inclusion of shareholder nominations to the Board of Directors.

Code of Ethics

To date, we have not adopted a Code of Ethics applicable to our principal executive officer and principal financial officer because the Company has no meaningful operations. The Company does not believe that a formal written code of ethics is necessary at this time. We expect that the Company will adopt a code of ethics if and when the Company successfully completes a business combination that results in the acquisition of an on-going business and thereby commences operations.

Item 11. Executive Compensation

Executive Compensation

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2022, 2021 and 2020. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and principal position (a)	Year ended December 31st (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Xingxiu Hua, President, CEO, Director	2022	$18,196	-	-	-	-	-	-	$18,196
	2021	$18,644	-	-	-	-	-	-	$18,644
	2020	$8,709	-	-	-	-	-	-	$8,709

Hua Wang, CFO, Secretary, Director	2022	$27,294	-	-	-	-	-	-	$27,294
	2021	$27,966	-	-	-	-	-	-	$27,966
	2020	$13,064	-	-	-	-	-	-	$13,064

Jun Tong, CMO, CTO, Director (1)	2022	$-	-	-	-	-	-	-	$-
	2021	$-	-	150,000	-	-	-	-	$150,000
	2020	$-	-	-	-	-	-	-	$-

Yongjun Hua, CSO	2022	$-	-	-	-	-	-	-	$-
	2021	$-	-	-	-	-	-	-	$-
	2020	$-	-	-	-	-	-	-	$-

(1). Under the Company’s 2021 Equity Incentive Plan, the Board of Directors has issued 60,000 common shares of the Company at the cost of $2.5 per share to Mr. Jun Tong on September 28, 2021.

Family Relationship

Ms. Xingxiu Hua is Mr. Hua Wang’s mother and Mr. Yongjun Hua’s sister. Other than the foregoing, we currently do not have any officers or directors of our Company who are related to each other.

Employment Agreements

We do not have an employment or consulting agreement with any officers or Directors.

Stock Incentive Plan

On September 6, 2021, the board of directors unanimously approved a 2021 Equity Incentive Plan (the “2021 Plan”), which authorized the board to issue up to five million (5,000,000) common shares of the Company to qualified employees, consultant, officers and directors. In additional, on September 6, 2021, our majority shareholder and President, Ms. Xingxiu Hua, representing 98.94% of the Company’s outstanding voting stock as of September 6, 2021, approved our 2021 Plan. The number of shares voting for the 2021 Plan was sufficient for approval.

As of March 28, 2023, there are 95,900 common shares issued to our employees and director under the Company’s 2021 Plan.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table sets forth information as of March 30, 2023 regarding the beneficial ownership of the Company’s common stock by each of its executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock after giving effect to any exercise of warrants or options held by that person. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of Qixing Road, Weng’ao Industrial Zone, Chunhu Subdistrict, Fenghua District Ningbo, Zhejiang, China.

Name of Beneficial Owner	Position	Amount of Shares Beneficial Owned	Percent of class (1)
Xingxiu Hua	President, CEO, Chairperson	39,369,609	96%
Hua Wang	CFO, Secretary & Director	100,000	*
Jun Tong	CMO, CTO & Director	60,000	*
Yongjun Hua	CSO	200,000	*
Officers and Directors as a Group (4)			97%

*	Less than 1%
(1)	Based upon 40,976,458 shares outstanding as of March 30, 2023.
(2)	Under the Company’s 2021 Equity Incentive Plan, the Board of Director has issued 60,000 common shares of the Company to Mr. Jun Tong on September 28, 2021.

Item 13. Certain Relationships and Related Transactions

Purchase

In order to reduce the purchase cost and enhance the purchase power, the Company purchases the main raw materials from Yongliansen Import and Export Trading Company (“Yongliansen”) and Shanghai Haozong Rubber & Plastic Technology Co., Ltd. (“Shanghai Haozong”), and also purchases equipment and rubber products under indirect supply model from Shanghai Huaxin Economic and Trade Co., Ltd. (“Shanghai Huaxin”) during the year ended December 31, 2022 and 2021. The Company’s founder holds minor equity interests of the three suppliers directly or indirectly and one of the Company directors, Mr. Jun Tong holds 30% ownership of Shanghai Haozong.

For the years ended December 31, 2022 and 2021, RLSP purchased raw materials from Yongliansen (“Vendor C”) in the total amount of $2,626,103 and $Nil, respectively. As of December 31, 2022 and 2021, RLSP advanced Yongliansen $10,353 and $453,679, respectively, mainly for raw material purchases. On November 30, 2020, RLSP advanced RMB 15 million or USD$2,174,796 as a deposit (the “Deposit”) to Yongliansen in order to lock-down our premium customer position among all customers of Yongliansen and maintain a long-term business relationship. The Deposit bears no interest and due on demand. Due to less procurement of raw materials made from Yongliansen in 2022, RLSP requested Yongliansen to refund the Deposit, and Yongliansen agreed to fully refund RLSP by December 31, 2022. On December 15, 2022, RLSP and Yongliansen entered into a Payment Agreement, among which Yongliansen requested to extend the repayment date of the Deposit to September 30, 2023, and RLSP has agreed to grant such extension request.

For the years ended December 31, 2022 and 2021, RLSP purchased $5,549,968 and $13,370,709 rubber products from Shanghai Haozong (“Vendor A”), respectively. As of December 31, 2022 and 2021, $2,384,035 and $986,079 accounts payable due to Shanghai Haozong, respectively.

For the years ended December 31, 2022 and 2021, RLSP purchased $79,608 and $2,290,571 rubber products and equipment from Shanghai Huaxin (“Vendor B”), respectively. As of December 31, 2022 and 2021, $5,135,351 and $7,545,740 payable were due to Shanghai Huaxin, respectively, including $38,119 and $821,962 retainage payable, respectively.

On December 25, 2021, RLSP signed a Payment Extension Agreement with Shanghai Huaxin regarding outstanding account payable balance, which was amended on August 14, 2022. Under the amended Payment Extension Agreement, RLSP and Shanghai Huaxin both agreed that the $6,835,124 accounts payable as of June 30, 2022 shall be paid based on the agreed-upon payment schedule, of which $746,480 accounts payable should be paid before December 31, 2022. During the six months ended December 31, 2022, the Company has paid RMB 11,350,337 or about USD $1,626,379. The remaining balance of 5,208,245 shall be paid by the end of December 31, 2023 per the Payment Extension Agreement.

Sales under Indirect Supply Model

In order to stabilize customer relationships and maintain long-term orders, we authorized two related parties - Shanghai Xinsen (“Customer B”) and Hangzhou Xinsen (“Customer C”) as our distributors. The Company’s President, Ms. Xingxiu Hua, holds 90% ownership of Shanghai Xinsen and Shanghai Xinsen holds 70% ownership of Hangzhou Xinsen, or Ms. Hua owns 63% ownership of Hangzhou Xinsen, respectively. Effective on October 1, 2022, Ms. Hua reduced her ownership of Shanghai Xinsen from 90% to 15%, and so accordingly reduced her indirect ownership of Hangzhou Xinsen from 63% to 10.5%. Xinsen Group is a rubber product trading expert with 20 years of experience in the auto parts market, who charges 1% of the total sales amount before VAT tax as sales commission before September 30, 2022, and subsequently 0.25% effective from October 1, 2022 after the renegotiation between RLSP and Xinsen Group . Sales commission incurred in each period is recorded as part of selling expense of the Company.

For the years ended December 31, 2022 and 2021, RLSP had indirect sales through Xinsen Group that were sold to two certified first-tier suppliers of the Auto Manufacturers $5,371,784 and $11,620,129 respectively. As of December 31, 2022 and 2021, the accounts receivable due from Shanghai Xinsen were $4,665,735 and $2,918,850 respectively. Since the end of 2021, Shanghai Xinsen received some payments from their customers in the form of bank notes with expiration period between three to six months. However, RLSP does not accept bank notes as payments and agreed to temporarily extend the payment terms to four months from two months after negotiated with Shanghai Xinsen. RLSP held advances from Hangzhou Xinsen in the amounts of $18,912 and $20,535 as of December 31, 2022 and 2021, respectively.

Others

As of December 31, 2022 and 2021, the Company’s founder and officer funded the Company and RLSP in the total amount of $2,524,366 and $138,795 for its daily operation, respectively. The payable amounts bear no interest rate and due on demand. During the year ended December 31, 2022 and 2021, the Company transferred cash in the amount of $2,055,390 and $ 50,500 respectively to RLSP as capital contribution, and subsequently used by RLSP for its daily operation, within the current existing approved registered capital amount of RLSP in China. The cash transfer has been approved by Agricultural Bank of China, Fenghua Branch, which is authorized by the State Administration of Foreign Exchange (the “SAFE”).

Item 14. Principal Accountant Fees and Services.

During 2022 and 2021, Simon & Edward, LLP, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the consolidated financial statements of the Company for the period ended December 31, 2022, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2021.

	Year ended December 31,
	2022	2021
Audit Fees	$35,000	$35,000

Audit-Related Fees	$22,500	$22,500

Tax Fees	$3,500	$-0-

All Other Fees	$-0-	$-0-

Pre-Approval Policy

Our Board as a whole pre-approves all services provided by Simon & Edward, LLP. For any non-audit or non-audit related services, the Board must conclude that such services are compatible with the independence as our auditors.

PART IV

Item 15. Exhibits; Financial Statement Schedules.

3.1	Certificate of Incorporation, as filed with the Nevada Secretary of State on May 18, 2021 (1)

3.2	By-laws (1)

5.2	Opinion of Shanghai SISU Law Firm (2)

10.1	Shrare Exchange Agreement between the Company and Xingxiu Hua dated May 27, 2021 (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as Amended. (3)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as Amended. (3)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on November 15, 2021.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A as filed with the SEC on July 29, 2022.
(3)	Filed herewith.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2023.

RUBBER LEAF INC

By:	/s/ Xingxiu Hua
Xingxiu Hua, Chief Executive Officer

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Xingxiu Hua	Dated: March 31, 2023
Xingxiu Hua
CEO and Director

/s/ Hua Wang	Dated: March 31, 2023
Hua Wang
CFO, Sec. and Director

/s/ Jun Tong	Dated: March 31, 2023
Jun Tong
Director

/s/ Yongjun Hua	Dated: March 31, 2023
Yongjun Hua
Director

EXHIBIT INDEX

3.1	Certificate of Incorporation, as filed with the Nevada Secretary of State on May 18, 2021 (1)

3.2	By-laws (1)

5.2	Opinion of Shanghai SISU Law Firm (2)

10.1	Shrare Exchange Agreement between the Company and Xingxiu Hua dated May 27, 2021 (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as Amended. (3)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as Amended. (3)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on November 15, 2021.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A as filed with the SEC on July 29, 2022.
(3)	Filed herewith.

