Form 10-Q
period 2023-03-31
Rubber Leaf Inc
filed 2023-05-15
CIK 1893657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 000-56511

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

As of May 12, 2023, the registrant had 40,983,458 shares of common stock outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section entitled “Risk Factors”, beginning on page 6 of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities & Exchange Commission (“SEC”) on March 31, 2023. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUBBER LEAF INC

RUBBER LEAF INC

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$5,098	$51,417
Restricted cash	649,333	1,312,362
Accounts receivables – related parties	3,344,349	4,665,735
Accounts receivables and advances to vendors	36,888	64,385
Advances to vendors and other receivables - related parties	37,839	10,353
Inventories	1,678,868	1,338,477
Deposit to vendor - related party	2,184,169	2,174,796
Other current assets	342,824	234,232
Total current asset	8,279,368	9,851,757
Noncurrent assets:
Plant and equipment, net	7,723,189	6,799,784
Intangible asset, net	2,101,348	2,103,335
Total Assets	$18,103,905	$18,754,876

LIABILITIES
Current liabilities:
Borrowings	$2,866,483	$2,404,394
Borrowings– related party	57,808	61,909
Accounts payables	3,951,662	3,182,178
Accounts payables – related parties	6,536,995	7,538,348
Notes payable	649,333	1,312,362
Other payable - related party	2,460,901	2,524,366
Advances from customers	361,474	213,087
Retainage payable	-	38,138
Other current liabilities	580,716	656,223
Total current liabilities	17,465,372	17,931,005

Total Liabilities	17,465,372	17,931,005

Commitment and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock: 40,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: 100,000,000 shares authorized, 40,976,458 shares issued and outstanding as of March 31, 2023 and December 31, 2022	40,977	40,977
Additional paid-in capital	2,400,168	2,400,168
Accumulated deficit	(2,019,077)	(1,819,757)
Accumulated other comprehensive income	216,465	202,483
Total stockholders’ equity	638,533	823,871
Total Liabilities and Stockholders’ Equity	$18,103,905	$18,754,876

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	For the three months ended March 31,
	2023	2022
	(Unaudited)
Sales	$897,432	$1,221,124
Sales-related parties	1,448,109	2,513,619
Total	2,345,541	3,734,743

Cost of sales	2,278,420	3,511,101
Gross profit	67,121	223,642

Operating Expenses
Selling expenses	46,867	54,362
General & administrative expenses	194,912	191,127
Total operation expenses	241,779	245,489
Loss from operation	(174,658)	(21,847)

Other income (expense):
Interest expense	(40,195)	(46,995)
Other income, net	24,588	158
Total other expenses, net	(15,607)	(46,837)

Net loss before income taxes	$(190,265)	(68,684)
Income tax expenses	9,055	8,038
Net loss	$(199,320)	(76,722)

Foreign currency translation, net of tax	13,982	(528)
Comprehensive loss	(185,338)	(77,250)

Earnings per share
Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding	40,976,458	40,976,458

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional	Retained Earnings	Accumulated Other	Total Stockholders’
	Preferred Stocks		Common Stocks		Paid-in	(Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	income (loss)	(Deficit)
Balance at December 31, 2021	-	$-	40,976,458	$40,977	$2,400,168	$(2,577,138)	$190,898	$54,905
Net loss	-	-	-	-	-	(76,722)	-	(76,722)
Foreign currency translation, net tax	-	-	-	-	-	-	(528)	(528)
Balance at March 31, 2022 (Unaudited)			40,976,458	$40,977	$2,400,168	$(2,653,860)	$190,370	$(22,345)

					Additional	Retained Earnings	Accumulated Other	Total Stockholders’
	Preferred Stocks		Common Stocks		Paid-in	(Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	income (loss)	(Deficit)
Balance at December 31, 2022	-	$-	40,976,458	$40,977	$2,400,168	$(1,819,757)	$202,483	$823,871
Net loss	-	-	-	-	-	(199,320)		(199,320)
Foreign currency translation, net tax	-	-	-	-	-		13,982	13,982
Balance at March 31, 2023 (Unaudited)			40,976,458	$40,977	$2,400,168	$(2,019,077)	$216,465	$638,533

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31
	2023	2022
	(Unaudited)
Cash flow from operating activities
Net loss	(199,320)	(76,722)
Adjustments to reconcile loss to net cash (used in) provided by operating activities:
Depreciation and amortization	131,123	142,749
Changes in operating assets and liabilities:
Account receivables – related parties	1,346,693	(767,123)
Advances to vendors - related party	(27,547)	187,007
Advance to vendors	23,638	32,979
Other current assets	(103,755)	(78,913)
Inventories	(335,918)	(62,393)
Right-use-of asset	-	(21,917)
Notes payable	(671,275)	123,841
Account payable	(234,869)	19,347
Accounts payable - related parties	(1,037,848)	300,020
Advances from customers	148,039)	(202,743)
Retainage payable	(38,451)	285,379
Other current liabilities	(78,639)	185,965
Net cash (used in) provided by operating activities	(1,078,129)	67,476

Cash flow from investing activities
Purchase of equipment and factory construction	(24,024)	(15,954)
Net cash used in investing activities	(24,024)	(15,954)

Cash flow from financing activities
Proceeds from to related parties	-	129,437
New borrowings	492,943	101,009
Repayments of borrowings-related party	(69,134)	(71,022)
Repayments of borrowings	(39,467)	(105,022)
Net cash provided by financing activities	384,342	54,402

Effect of exchange rate changes	2,686	(1,308)
(Decrease) Increase in cash	(715,126)	104,616
Cash and restricted cash, beginning	1,369,557	718,533
Cash and restricted cash, ending	$654,431	$823,149

Supplemental disclosures of cash flow
Interest paid	$40,215	$35,517
Income taxes paid	$6,910	$8,038

Noncash investing and financing activities:
Construction in progress additions	$993,565	$-

The accompanying notes are an integral part of these consolidated unaudited consolidated financial statements.

RUBBER LEAF INC

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Note 1 - Organization and Description of Business

Rubber Leaf Sealing Products (Zhejiang) Co., Ltd. (the “RLSP”) was established on July 8, 2019, and is located in Fenghua District, Ningbo, Zhejiang province, the People’s Republic of China (“PRC”). It is engaged in the import and export trade, production and sales of synthetic rubber, rubber compound, car window seals, auto parts, etc. of integrated group companies. It has an integrated machinery production plant on PRC. RLSP, a well-known auto parts enterprise, is a first-tier supplier of well-known auto brands such as Dongfeng Motor and French Renault. RLSP has a registered capital of $20 million US dollars to be injected and is a wholly owned by foreign investment.

Rubber Leaf Inc (the “Company” or “RLI”) was incorporated under the law of the State of Nevada on May 18, 2021 by Ms. Xingxiu Hua, the sole shareholder of RLSP. On May 27, 2021, the Company entered a share exchange agreement with Ms. Hua, pursuant to which, the Company issued 40,000,000 shares of common stock to exchange for all of RLSP’s shares. No change of control of RLSP resulted from the execution of the share exchange agreement.

Note 2 – Going concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company currently has a net loss of $(199,320) for the three months ended March 31, 2023 and accumulated deficits of $(2,019,077) as of March 31, 2023. The Company has negative working capital of $(9,186,004) as of March 31, 2023. The Company has not completed its efforts to establish a stabilized source of gross profit sufficient to cover operating costs over a reasonable period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, in the near future, on additional investment capital to fund operating expenses and its construction of new production line. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements. With respect to the unaudited financial statements as of and for the three months ended March 31, 2023, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ended December 31, 2023.

The consolidated financial statements include the accounts of Rubber Leaf Inc, the parent company and its wholly owned subsidiary in China - Rubber Leaf Sealing Products (Zhejiang) Co., Ltd. All intercompany transactions and balances were eliminated in consolidation.

Reclassifications

Certain amounts on the prior year’s consolidated balance sheets, consolidated statements of operations and cash flows were reclassified to conform to current-year presentation, with no effect on ending stockholders’ equity.

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

Revenue Recognition

The Company adopted Accounting Standards Update (“ASU”) 2014-09, Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) since July 2019. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company applies the five-step model to sales contracts.

The Company’s revenue is mainly generated from selling the synthetic rubber, rubber compound, car window seals, auto parts under two models of supply. The Company has disaggregated revenue at the sales channels through direct supply model and indirect supply model.

Model A: Direct supply model. Upon passing the on-site inspections of automobile Original Equipment Manufacturers (the “OEMs”), RLSP is listed at the OEMs’ directories being one of their first-tier suppliers who will purchase raw materials, produce final products independently, and deliver finished products to the OEMs’ warehouses directly. RLSP satisfies its performance obligation when its finished products are delivered to the OEMs’ warehouses and a follow-up quality inspection is accepted by the OEMs. Meanwhile, the OEMs will also request product replacement for disqualified products. The ownership and control of our finished products are transferred to our customers as soon as the products pass the inspection and acceptance into the warehouses of the OEMs. Our revenue will be recognized once the control of our products has been transferred to our customers, and the payments will be paid by the OEMs directly.

Model B: Indirect supply model. RLSP received the purchase orders from our related parties-Shanghai Xinsen Import & Export Co., Ltd (“Shanghai Xinsen”) and Xinsen Sealing Products (Hangzhou) Co., Ltd (“Hangzhou Xinsen”) (collectively named as “Xinsen Group” for two companies together). Branded Automobile Manufacturers (the “Auto Manufacturers”) send a lump sum purchase orders of the whole vehicle rubber and plastic auto parts of one model to their first-tier suppliers, who then subcontract rubber and plastic seals to Xinsen Group. Xinsen Group is a certified second-tier supplier of Auto Manufacturers who then subcontract some products that they do not have capability to manufacture to RLSP. Once purchase orders are received, RLSP will purchase rubber materials from our venders and outsourced the purchase orders to third party manufacturer for work-in-process products (“WIP”) or finished products in its entirely based on management’s decision under the operating circumstances. RLSP has two forms of outsourced processing under Model B:

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

The finished products will be delivered to the first-tier suppliers’ warehouses, the downstream customers of Xinsen Group either from RLSP or third-party manufacturers’ locations. Xinsen Group will assign inspectors and perform quality inspections when the finished products are delivered. RLSP satisfies its performance obligation when the finished products are delivered to Xinsen Group’s customers and the quality inspection is qualified performed by Xinsen Group. Meanwhile, Xinsen Group will also request product replacement for disqualified products. Once the quality and quantity are confirmed and finished products are acceptable into the warehouses of Xinsen Group’s customers, receiving notes will be provided by Xinsen Group’s customers, then to RLSP as proof of delivery. The date of receiving notes signed is the time that RLSP transfers ownership and control of the finished products under model B to Xinsen Group then indirectly to the first-tier suppliers. RLSP recognizes revenue on the dates when receiving notes are signed by Xinsen Group’s customers.

Under both supply models, payment of products is generally made within a 30-day term upon receiving notes signed by our customers. Extended payment terms are provided on a limited basis not to exceed two months. After the customer receives the finished products, if the customer finds quality problems before installing them to the vehicles, the customer is able to inform RLSP and request replacement for the same type products. Since November 2021, RLSP has terminated warranty assurance to our customers due to the characteristics of our products.

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

Restricted cash

The Company had notes payable outstanding with Ningbo bank and was required to keep certain amounts on deposit that were subject to withdrawal restrictions. The notes payable are generally short term in nature due to its maturity period of six months or less, thus restricted cash was classified as a current asset.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash and cash equivalents and accounts receivable. As of March 31, 2023 and December 31, 2022, $819,670 and $1,240,272 of the Company’s cash and restricted cash held by financial institutions were uninsured, respectively.

Major customers

For the three months ended March 31, 2023 and 2022, the Company’s revenues from two major customers accounted more than 10% of the total revenue were as following:

	Three months ended March 31, 2023		As of March 31, 2023		Three months ended March 31, 2022		As of March 31, 2022
	Amount	% of Total Revenue	Accounts Receivable	% of Total Accounts Receivable	Amount	% of Total Revenue	Accounts Receivable	% of Total Accounts Receivable
Customer B	$1,448,109	62%	$3,344,349	100%	$2,513,619	67%	$3,691,479	100%
Customer A	$897,432	38%	$-	-%	$1,221,124	33%	$-	-%

●	Customer A: eGT New Energy Automotive Co., Ltd. (“eGT” ), an unrelated party.
●	Customer B: Shanghai Xinsen Import & Export Co., Ltd (“Shanghai Xinsen”), a related party that sells RLSP’s products to Shanghai Hongyang Sealing Co., Ltd. (“Shanghai Hongyang”) and Wuhu Huichi Auto Parts Co., Ltd. (“Wuhu Huichi”), two unrelated parties of RLSP and the Company, and certified first-tier suppliers of Auto Manufacturers.

Major vendors

For the three months ended March 31, 2023 and 2022, the Company made purchases from the major vendors accounted more than 10% of the total purchases were as following:

	Three months ended March 31, 2023		As of March 31, 2023		Three months ended March 31, 2022		As of March 31, 2022
	Amount	% of Total Purchase	Accounts payable	% of Total Accounts Payable	Amount	% of Total Purchase	Accounts payable	% of Total Accounts Payable
Vendor A	$1,908,106	84%	$1,534,522	23%	$2,557,078	81%	$1,797,520	18%
Vendor B	$-	-%	$4,983,479	76%	$-	-%	$6,969,798	69%
Vendor C	$369,389	16%	$-	-%	$-	-%	$-	-%

●	Vendor A: Shanghai Haozong Rubber & Plastic Technology Co., Ltd. (“Shanghai Haozong”), a related party.
●	Vendor B: Shanghai Huaxin Economic and Trade Co., Ltd. (“Shanghai Huaxin”), a related party, purchase amounts and accounts payable balances include retainage payables.
●	Vendor C: Shanghai Yongliansen Import and Export Trading Company (“Yongliansen”), a related party.

Accounts Receivable

Accounts receivables are reported at their net realizable value. Any value adjustments are booked directly against the relevant receivable. We have standard payment terms that generally require payment within approximately 30 to 60 days. Management performs ongoing credit evaluations of its customers. An allowance for potentially uncollectible accounts is provided based on history, economic conditions, and composition of the accounts receivable started from January 1, 2023, the first date the Company adopted ASC 2016-13. As of March 31, 2023 and December 31, 2022 no credit risk identified by the management and no allowance for doubtful accounts deemed necessary.

Inventories

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

Advances to vendors

From time to time, we paid advances to our vendors in order to secure our purchase orders or as retainers required pursuant to various purchase agreements related to production and the 2nd production lines currently under construction. The advances have no interest bearing, normally settled along with purchase transactions within 60 to 180 days depending on market condition, and around 365 days for construction projects and/or equipment purchase.

Property and equipment

Property and equipment are initially recorded at their historical cost. Repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the following estimated useful lives of the depreciable assets:

●	Land use rights: 50 years

●	Leasehold improvement: shorter of the estimate useful life or lease term
●	Factory equipment: 3-36 years
●	Auto vehicles: 4 years
●	Office equipment and furniture: 4-10 years

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

Notes payable

Short-term notes payable are lines of credit extended by banks. The banks in-turn issue the Company a bankers acceptance notes, which can be endorsed and assigned to vendors as payments for purchases. These short-term notes payable bear no interest and is guaranteed by the bank for its complete face value and usually matures within three to six-month period. The banks usually require the Company to deposit a certain amount of cash at the bank as a guaranteed deposit, which is classified on the balance sheet as restricted cash.

As of March 31, 2023 and December 31, 2022, RLSP held $649,333 and $1,312,362 notes payable issued by Ningbo bank with various maturity dates up to June, 2023. The same amount of deposits was required by the banks and classified as restricted cash as of March 31, 2023 and December 31, 2022.

Advances from customers

From time to time, we receive advances from our customers, which are made normally under sales frame contracts, each sales transaction will be initiated by purchase orders received under the frame contracts. The advances have no interest bearing, normally settled along with purchase/sales transactions within 60 to180 days.

Retainage Payables

For equipment purchased from Shanghai Huaxin in the PRC, a related party, by RLSP in the PRC, the Company typically retains a portion of the purchase invoices, typically 3-5%, for 12 to 24 months to ensure the quality of equipment after installation during the qualifying warranty period. As of March 31, 2023, and December 31, 2022, retainage payables were $nil and $38,138 with maturity dates various to March 2023, respectively.

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

Value added tax

The Company is subject to value added tax (“VAT”). The applicable VAT rate is 13% for products sold in the PRC for the years of 2023 and 2022. The amount of VAT liability is determined by applying the applicable tax rate to the amount of goods sold (output VAT) less VAT accrued on purchases made with the relevant supporting invoices (input VAT). Sales and purchases are recorded net of VAT (the amount of VAT is excluded from revenues and costs) collected and paid as the Company acts as an agent for the government.

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

The Company does not have any potentially dilutive instruments as of March 31, 2023 and December 31, 2022, and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2023 and December 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalent, restricted cash, accounts receivable, advances to vendors, inventories, other current assets, accounts payables, advances from customers and other current liabilities. For short term borrowings and notes payable, the Company concluded the carrying values are a reasonable estimate of fair values because of the short period of time between the origination and repayment and as their stated interest rates approximate current rates available.

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

Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) in accordance with ASC 220, Income Statement-Reporting Comprehensive Income (ASC 220). Under ASC 220, the Company is required to report comprehensive income (loss), which includes net income (loss) as well as other comprehensive income (loss). The only significant component of accumulated other comprehensive income (loss) as of March 31, 2023 and December 31, 2022 is the currency translation adjustment.

Segment Information

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the executive team, which is comprised of the chief executive officer and the chief financial officer. Based on the financial information presented to and reviewed by the chief operating decision maker in deciding how to allocate the resources and in assessing the performance, the Company has determined that it has two operating and reporting segments based on sales channels – direct supply and indirect supply as of March 31, 2023 and December 31, 2022 and for three months ended.

Adoption of New Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses”. The standard, including subsequently issued amendments (ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10 and ASU 2019-11), requires a financial asset measured at amortized cost basis, such as accounts receivable and certain other financial assets, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In November 2019, the FASB issued ASU No. 2019-10 to postpone the effective date of ASU No. 2016-13 for public business entities eligible to be smaller reporting companies defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU No. 2016-13 effective on January 1, 2023. Adoption of the new standard did not have impact on the Company’s consolidated financial statements or financial disclosure since all accounts receivable as of January 1, 2023 were due from Xinsen Group, which were deemed no collectability issue.

Accounting Standards Issued but Not Yet Adopted

ASUs issued but not yet adopted were assessed and determined to be not applicable or are not expected to have a material impact on our consolidated financial statements or financial statement disclosures.

Note 4 - Inventories

Inventories consisted of raw rubber materials, finished goods of rubber products and others, and are stated at the lower of cost or net realizable value. As of March 31, 2023 and December 31, 2022, inventories consisted of the following:

	March 31, 2022	December 31, 2022
	(Unaudited)
Raw materials	$9,712	$8,900
Finished goods	1,669,156	1,329,577
Total	1,678,868	1,338,477

Note 5 - Plant and equipment, net

	March 31,	December 31,
	2023	2022
	(Unaudited)
Equipment and machinery	$5,652,252	$5,633,421
Furniture and office equipment	4,400	3,505
Auto vehicles	24,438	19,783
Leasehold improvement	122,650	122,124
Minus: Accumulated depreciation and amortization	(1,648,027)	(1,497,885)
Plant and equipment, net	4,155,713	4,280,948
Construction in progress	3,567,476	2,518,836
Property plant and equipment, net	$7,723,189	$6,799,784

Upon the right use of land obtained, RLSP started to build the manufacture plant on the land. The Company capitalized the cost in related to the construction, including the interests related to the borrowings, the utilities occurred in the construction, the amortization of land use of right. On September 17, 2020, RLSP entered into a construction contract with Ningbo Rongsen to build up the manufacture plant including a new production line for which the annual production capacity will be up to four million set of automotive seals. The budget of the project is around $5,420,810 (RMB 35 million) with the project started in April 2021. As of Mar 31, 2023, the construction has completed around 70% of the overall project and is expected to complete around August 2023.

For the equipment used for manufacturing, the depreciation expense is included as part of manufacturing overhead, while the equipment used for general administrative are included in selling, general and administrative expense on the statements of operations.

For the three months ended March 31, 2023 and 2022, the depreciation and amortization expenses were $120,028 and $140,526 , respectively.

Note 6 - Intangible asset, net

On October 21, 2020, RLSP entered a purchase contract with the Ninbo government agent, Zhejiang Province, whereby the Company was assigned the land use rights, for 50 years useful life, located in Chunhun Street, in Fenghua city, Zhejiang Province, for a total purchase price of $2,064,554 (RMB 13,729,900 at exchange rate of 0.1504), the information of the land use rights is as followed:

Intangible asset, net consists of the following:

	March 31,	December 31,
	2023	2022
	(Unaudited)
Land use rights	$2,210,526	$2,201,040
Less: Accumulated amortization	(109,178)	(97,705)
Intangible asset, net	2,101,348	2,103,335

For the three months ended March 31, 2023 and 2022, $11,095 and $11,980 amortization of land use rights were capitalized under CIP, respectively.

Note 7 - Borrowings

On November 30, 2020, RLSP entered a one-year bank loan of $2,298,851 (RMB 15 million) with Fenghua Chunhu branch, Agricultural Bank of China Co., Ltd. with the annual interest rate of 4.7%. The collateral pledged for the loan was the land use right with appraisal value of $5.44 million (approximately RMB 35.2 million). RLSP repaid RMB 2 million and renewed $2,017,005 (RMB 13 million) loan on November 30, 2021 with one-year term. The loan was fully paid back on November 2022.

On April 30, 2021, RLSP borrowed $774,401 (RMB 5 million) short-term loan from an unrelated entity guaranteed by an individual person. The loan has a monthly interest rate of 1% with the due date on June 15, 2021. Pursuant to the loan agreement, the interest rate will increase to 2% monthly if RLSP is in default of loan terms and the lender may further obtain 5% of RLSP’s ownership. On November 10, 2021, RLSP extended the maturity date of the loan till April 30, 2022 with the other loan terms remain the same and the two parties have verbally agreed to extend the due date to December 31, 2023. As of March 31, 2023 and December 31, 2022, the loan balance were $276,662 (RMB 1.9 million) and $275,474 (RMB 1.9 million), respectively.

On September 1, 2021, RLSP borrowed $154,832 (RMB 1 million) short-term loan from an unrelated individual. The loan has annual interest rate of 13% with due date on August 31, 2022. RLSP has had several round financing transactions with the individual since then. As of March 31, 2023 and December 31, 2022, the individual loan balances were $69,893 (RMB 0.48 million) and $98,591 (RMB 0.68 million) respectively. Out of $150,798 loan balance, RMB500,000 loan was extended its maturity date to December 31, 2023 with no interest bearing on September 1, 2022.

On September 1, 2021, RLSP borrowed $247,732(RMB 1.6 million) short-term loan from an officer of RLSP. The loan has an annual interest rate of 8% with due date on August 31, 2022. RLSP repaid $69,256 and $85,453 back during 2022 and 2021, respectively. As of March 31, 2023 and December 31, 2022, the loan balances were $57,808 (RMB 0.4 million) and $61,909 (RMB 0.43 million), respectively. The loan was extended to December 31, 2023 on March 11, 2023 and the officer has waived loan interest since September 2022.

On November 30, 2021, RLSP borrowed $314,857 (RMB 2 million) mortgage loan from Zhejiang Yongyin Financial leasing Co., Ltd, a subsidiary of Ningbo Fenghua Rural Commercial Bank Co., Ltd, pledged with machinery and equipment RLSP purchased and fully paid with the market value of approximately RMB2.3 million. The loan has two-year term with due date on November 19, 2023. For the three months ended March 31, 2023, RLSP borrowed $584,701 (RMB 4 million) The loan balances were $626,981 and $135,357 as of March 31, 2023 and December 31, 2022, respectively.

On March 2022, RLSP borrowed $20,901 personal loans from two employees and $10,451 was repaid in April 2022. As of December 31, 2022, the outstanding loan balance was $10,149. The loans bear no interest and due on demand. The loan was fully paid back on March 2023.

On November 18, 2022, RLSP entered a one-year bank loan of $1,884,823 (RMB 13 million) with Fenghua Chunhu branch, Bank of Ningbo. with the annual interest rate of 4.5%. The collateral pledged for the loan was the land use right with appraisal value of $3.44 million (approximately RMB 23.69 million). The loan balance was $1,892,947 and $1,884,823 as of March 31, 2023 and December 31, 2022, respectively.

Interest expense primarily consists of the interest incurred on the bank loans, commercial & individual loans and minor bank service charges. For three months ended March 31, 2023 and 2022 the Company recorded the interest expense of $40,195 and $ 46,995, respectively.

Note 8 – Related Party Transactions

Purchase

In order to reduce the purchase cost and enhance the purchase power, the Company purchases the main raw materials from Yongliansen Import and Export Trading Company (“Yongliansen”) and Shanghai Haozong Rubber & Plastic Technology Co., Ltd. (“Shanghai Haozong”), and also purchases equipment and rubber products under indirect supply model from Shanghai Huaxin Economic and Trade Co., Ltd. (“Shanghai Huaxin”) during the three months ended March 31, 2023 and 2022. The Company’s founder holds minor equity interests of the three suppliers directly or indirectly and one of the Company directors, Mr. Jun Tong holds 30% ownership of Shanghai Haozong.

For three months ended March 31, 2023 and 2022, the Company purchased raw materials from Yongliansen (“Vendor C”) in the total amount of $369,389 and $ 583,953, respectively. As of March 31, 2023 and December 31, 2022, the Company advanced Yongliansen $34,950 and $10,353, respectively, mainly for raw material purchases. On November 30, 2020, RLSP advanced RMB 15 million or $2,184,169 as a deposit (the “Deposit”) to Yongliansen in order to lock-down our premium customer position among all customers of Yongliansen and maintain a long-term business relationship. The Deposit bears no interest and due on demand. Due to less procurement of raw materials made from Yongliansen in 2022, RLSP requested Yongliansen to refund the Deposit, and Yongliansen agreed to fully refund RLSP by December 31, 2022. On December 15, 2022, RLSP and Yongliansen entered into a Payment Agreement, among which Yongliansen requested to extend the repayment date of the Deposit to September 30, 2023, and RLSP has agreed to grant such extension request.

For three months ended March 31, 2023 and 2022, RLSP purchased $1,908,106 and $ 2,557,078 rubber products from Shanghai Haozong (“Vendor A”), respectively. As of March 31, 2023 and December 31, 2022, $1,534,522 and $2,384,035 accounts payable due to Shanghai Haozong, respectively.

For three months ended March 31, 2023 and 2022, RLSP purchased $nil and $nil rubber products and equipment from Shanghai Huaxin (“Vendor B”), respectively. As of March 31, 2023 and December 31, 2022, $4,983,479 and $5,135,351 payable were due to Shanghai Huaxin, respectively, including $Nil and $38,119 retainage payable, respectively.

On December 25, 2021, RLSP signed a Payment Extension Agreement with Shanghai Huaxin regarding outstanding account payable balance, which was amended on August 14, 2022. Under the amended Payment Extension Agreement, RLSP and Shanghai Huaxin both agreed that the $6,835,124 accounts payable as of June 30, 2022 shall be paid based on the agreed-upon payment schedule, of which $746,480 accounts payable should be paid before December 31, 2022. During the six months ended December 31, 2022, the Company has paid RMB 11,350,337 or about USD $1,626,379. For the three months ended March 31, 2023, RLSP has paid RMB1,195,000 or about USD 174,680. The remaining balance of $4,983,479 shall be paid by the end of December 31, 2023 per the Payment Extension Agreement.

Sales under Indirect Supply Model

In order to stabilize customer relationships and maintain long-term orders, we authorized two related parties - Shanghai Xinsen (“Customer B”) and Hangzhou Xinsen (“Customer C”) as our distributors. The Company’s President, Ms. Xingxiu Hua, held 90% ownership of Shanghai Xinsen and Shanghai Xinsen holds 70% ownership of Hangzhou Xinsen, or Ms. Hua owns 63% ownership of Hangzhou Xinsen, respectively. Effective on October 1, 2022, Ms. Hua reduced her ownership of Shanghai Xinsen to 15%, and so accordingly reduced her indirect ownership of Hangzhou Xinsen to 10.5%. Xinsen Group is a rubber product trading expert with 20 years of experience in the auto parts market, who charges 1% of the total sales amount before VAT tax as sales commission before September 30, 2022, and subsequently 0.25% effective from October 1, 2022 after the renegotiation between RLSP and Xinsen Group. Sales commission incurred in each period is recorded as part of selling expense of the Company.

For three months ended March 31, 2023 and 2022, RLSP had indirect sales through Xinsen Group that were sold to two certified first-tier suppliers of the Auto Manufacturers $1,448,109 and $ 2,513,619 respectively. As of March 31, 2023 and December 31, 2022, the accounts receivable due from Shanghai Xinsen were and $3,344,349 and $4,665,735 respectively. Since the end of 2021, Shanghai Xinsen received some payments from their customers in the form of bank notes with expiration period between three to six months. However, RLSP does not accept bank notes as payments and agreed to temporarily extend the payment terms to four months from two months after negotiated with Shanghai Xinsen. RLSP held advances from Hangzhou Xinsen in the amounts of $18,994 and $18,912 as of March 31, 2023 and December 31, 2022, respectively.

Others

As of March 31, 2023 and December 31, 2022, the Company’s founder and officer funded the Company and RLSP in the total amount of $2,460,901 and $2,524,366 for its daily operation, respectively. The payable amounts bear no interest rate and due on demand. During the three months ended March 31, 2023 and 2022, the Company transferred cash in the amount of $64,749 and $205,335 respectively to RLSP as capital contribution for its daily operation, within the current existing approved registered capital amount of RLSP in China. The cash transfer has been approved by Agricultural Bank of China, Fenghua Branch, which is authorized by the State Administration of Foreign Exchange (the “SAFE”).

Note 9 - Commitment and contingencies

On February 7, 2021, the landlord of the factory leased by RLSP filed a lawsuit against RLSP for default on lease payment pursuant to the lease agreement entered on November 11, 2019. The case was settled under the court mediation and a civil settlement was issued on April 20, 2021, pursuant to which, RLSP should pay the total unpaid balance of $46,454 (approximately RMB 300,000) along with interest calculated with 24% annum for around five months period. RLSP agreed to make the remaining two lease payments on time. $58,855 (RMB380,000) was made to the landlord through the court in April 2021, including unpaid lease payments, interest and attorney fee. RLSP extended the lease agreement with the landlord to August 14, 2022 in December 2021 and again to January 14, 2023 in August 2022. On January 14, 2023, RLSP signed a lease supplement agreement with the landlord which extended the lease agreement from January 15, 2023 to January 14, 2024 at monthly lease amount of RMB 429,000 (or approximately $61,638), payable per each quarter. Either the landlord or RLSP can request to terminate the lease supplement agreement at any time depend upon a ninety-day advance notice.

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

Note 10 - Income Taxes

The Company, RLI is a Nevada company and subject to the United States federal income tax at a tax rate of 21%. The Company’s subsidiary, RLSP, is incorporated in the PRC and are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes (“EIT”) is generally imposed at 25%.

For the three months ended March 31, 2023 and 2022, the provision for income taxes was $9,055 and $8,038, respectively. As of March 31, 2023 and December 30, 2022, the income tax payables were $9,020 and $237,670, respectively.

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for three months ended March 31, 2023 and 2022:

	Three months ended March 31, 2023,
	2023	2022
	(Unaudited)
U.S. federal income tax rate	21.0%	21.0%
Tax rate difference	4.0%	4.0%
Tax except	-%	-%
Nontaxable items	-%	-%
GILTI tax	-%	-%
Others	-%	528.0%
Valuation allowance	(23.3)%	(541.3)%
Effective tax rate	1.7%	(11.7)%

For U.S. income tax purposes, the Company has no cumulative undistributed earnings of foreign subsidiary as of March 31, 2023 after acquired RLSP on May 27, 2021. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the three months ended March 31, 2023 and 2022

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of March 31, 2023.

Note 11 - Segment Reporting

We realize revenue primarily through the sale of synthetic rubber, rubber compound, car window seals, auto parts with two sales channels. The Company managed and reviewed its business as two operating and reporting segments: direct supply and indirect supply models.

The business line distribution of the Company’s information as of and for three months ended March 31, 2023 and 2022 as following:

	For three months ended March 31
	2023	2022
	(Unaudited)
Revenue:
Direct supply model	$897,432	$1,221,124
Indirect supply model	1,448,109	2,513,619
Total	2,345,541	3,734,743

Gross profit:
Direct supply model	6%	22%
Indirect supply model	1%	(2)%
	3%	6%

Income(loss) from operations:
Direct supply model	(124,521)	78,868
Indirect supply model	(10,344)	(82,729)
Corporate	(39,794)	(17,986)

Net income(loss)
Direct supply model	(140,128)	32,031
Indirect supply model	(10,344)	(90,767)
Corporate	(39,794)	(17,986)

	March 31,	December 31,
	2023	2022

Reportable assets
Direct supply model	$13,107,404	$14,066,203
Indirect supply model	4,973,563	4,665,735
Corporate	22,938	22,938

All long-term assets are managed under direct supply model by the chief operating decision maker.

Note 12 - Subsequent Events

Between May 8 to May 10, 2023, the Company sold 7,000 shares of its common stock pursuant to private placement to two (2) investors for $3.00 per share for total amount of $21,000. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

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

Result of Operations

Comparison of the Three Months Ended on March 31, 2022 and 2022

The following table summarizes our results of operations for the three months ended on March 31, 2022 and 2021:

	For three months ended on March 31,
	2023	2022	Changes

Sales	$897,432	$1,221,124	$(323,692)
Sales-related parties	1,448,109	2,513,619	(1,065,510)
Total	2,345,541	3,734,743	(1,389,202)

Cost of sales	2,278,420	3,511,101	(1,232,681)
Gross profit	67,121	223,642	(156,521)

Operating Expenses
Selling expenses	46,867	54,362	(7,495)
General & administrative expenses	194,912	191,127	3,785
Total operation expenses	241,779	245,489	(3,710)
Loss from operation	(174,658)	(21,847)	(152,811)

Other income (expense):
Interest expense	(40,195)	(46,995)	6,800
Other (expense) income, net	24,588	158	24,430
Total other expenses, net	(15,607)	(46,837)	31,230

Net Income(loss) before income taxes	(190,265)	(68,684)	(121,581)
Income tax expenses	9,055	8,038	1,017
Net loss	$(199,320)	$(76,722)	$(122,598)

Sales Revenue

Sales revenue were $2,345,541 and $3,734,743 for the three months ended on March 31, 2023 and 2022, respectively, a decrease of $1.39 million or 37 % year over year. The decrease was mainly attribute to the demand deceasing from both indirect supply model and direct supply model. Our major customers have decreased their demands since the Covid-19 outbreak in China during the month of January 2023, as well as the Chinese Spring Festival holiday occurred in January 2023. Meanwhile, our major customer, eGT conducted their annual inventory count and maintenance in March 2023, which also resulted in a decline in orders. We estimate the impact will last for a period of time until the market and economy are stable.

Cost of Sales

Cost of sales were $2,278,420 and $3,511,101 for the three months ended March 31, 2023 and 2022, respectively, a decrease of $1.23 million, or 35% year over year. The decrease was accompanying with the decreasing sales in the corresponding period.

Gross profit

Gross profit (loss) were $67,121 and $223,642 for the three months ended on March 31, 2023 and 2022, respectively. Our revenue and gross profit margin were presented as below:

	For the three months ended March 31,
	2023	2022	changes
Revenue:
Direct supply model	$897,432	$1,221,124	$(323,692)
Indirect supply model	1,448,109	2,513,619	(1,065,510)
Total	2,345,541	3,734,743	(1,389,202)

Gross profit margin:
Direct supply model	6%	22%	(16)%
Indirect supply model	1%	(2)%	3%
Total	3%	6%	(3)%

The decrease of our overall gross profit margin, compared with three months ended March 31 2023 and 2022, was mainly attributed to the Company’s production capacity was not fully released since the decreasing demand from our major customers, eGT and Shanghai Xinsen.

Selling expenses

Selling expenses were $46,867 and $54,362 for three months ended March 31 2023 and 2022 respectively, with a slight decrease of 7,495 or 14% year over year. The decrease was mainly associated with the decrease of sales in our indirect supply model, which charges commission cost from the sales through indirect supply model. Meanwhile, the rate of commission cost under the indirect supply model was decreased from 1% to 0.25% in October 2022.

General and administrative cost

General and administrative expense were $194,912 and $191,127 for the three months ended March 31 2023 and 2022, respectively, increase by $3,785, or 2% year over year. The cost remains constant over the period.

Income from Operations

For the three months ended March 31 2023, loss from operations was $(174,658), as compared to loss from operations of $(21,847) for the three months ended March 31 2022, a decrease of $152,811 or 699% year over year. The loss from operations increasing was primarily attributable to the decreased sales to our major customers during the period.

Net Income

As a result of the factors described above, our net loss was $(199,320) for the three months ended March 31 2023, decreased by $122,598 from the net loss of $(76,722) for the three months ended March 31 2022.

Equity and Capital Resources

As of March 31 2023, we had an accumulated deficit of $(2,019,077). As of March 31 2023, we had cash of $5,098 and negative working capital of $(9,186,004), compared to cash of $51,417 and a negative working capital of $(8,079,248) on December 31, 2022. The decrease in the working capital was primarily due to the decreased account receivable-related party which was affected by the indirect sales. These factors and our ability to raise additional capital to accomplish our objectives, raises substantial doubt about our ability to continue as a going concern.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were material weakness in our internal controls over Financial reporting as of March 31, 2023 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The material weakness in our controls and procedure were lack of US GAAP knowledge and segregation duties. Management does not believe that any of these material weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between May 8 to May 10, 2023, the Company sold 7,000 shares of its common stock pursuant to private placement to two (2) investors for $3.00 per share for total amount of $21,000. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

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

RUBBER LEAF INC

Date: May 15, 2023	/s/ Xingxiu Hua
Xingxiu Hua, Chief Executive Officer

Date: May 15, 2023	/s/ Hua Wang
Hua Wang, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

