Form 10-Q
period 2023-06-30
Rubber Leaf Inc
filed 2023-08-14
CIK 1893657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 14, 2023, the registrant had 41,109,458 shares of common stock outstanding.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUBBER LEAF INC

RUBBER LEAF INC

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$16,937	$51,417
Restricted cash	-	1,312,362
Accounts receivables – related parties	4,164,544	4,665,735
Advances to vendors	30,454	64,385
Advances to vendors and others - related parties	53,427	10,353
Inventories	1,733,472	1,338,477
Deposit to vendor - related party	2,068,595	2,174,796
Other current assets	315,025	234,232
Total current asset	8,382,454	9,851,757
Noncurrent assets:
Plant and equipment, net	8,109,764	6,799,784
Intangible asset, net	1,979,688	2,103,335
Total Assets	$18,471,906	$18,754,876

LIABILITIES
Current liabilities:
Borrowings	$2,609,232	$2,404,394
Borrowings– related party	179,988	61,909
Accounts payables	4,649,400	3,182,178
Accounts payables – related parties	7,019,835	7,538,348
Notes payable	-	1,312,362
Other payable - related party	2,391,554	2,524,366
Advances from customers	381,062	213,087
Retainage payable	-	38,138
Other current liabilities	423,670	656,223
Total current liabilities	17,654,741	17,931,005

Total Liabilities	17,654,741	17,931,005

Commitment and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock: 40,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: 100,000,000 shares authorized, 41,102,458 shares and 40,976,458 shares issued and outstanding as of June 30, 2023 and December 31, 2022	41,103	40,977
Additional paid-in capital	2,778,042	2,400,168
Accumulated deficit	(2,054,971)	(1,819,757)
Accumulated other comprehensive income	52,991	202,483
Total stockholders’ equity	817,165	823,871
Total Liabilities and Stockholders’ Equity	$18,471,906	$18,754,876

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	For the six months ended June 30,		For the three months ended June 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Sales	$1,267,970	$2,197,969	$370,538	$976,845
Sales-related parties	3,358,311	3,719,213	1,910,202	1,205,594
Total	4,626,281	5,917,182	2,280,740	2,182,439

Cost of sales	4,313,325	5,601,078	2,034,905	2,089,977
Gross profit	312,956	316,104	245,835	92,462

Operating Expenses
Selling expenses	62,163	92,534	15,296	38,172
General & administrative expenses	373,535	415,186	178,623	224,059
Total operation expenses	435,698	507,720	193,919	262,231
(Loss) income from operation	(122,742)	(191,616)	51,916	(169,769)

Other income (expense):
Interest expense	(108,450)	(102,568)	(68,255)	(55,573)
Other expense, net	12,287	2,322	(12,301)	2,164
Total other expenses, net	(96,163)	(100,246)	(80,556)	(53,409)

Net income (loss) before income taxes	$(218,905)	$(291,862)	$(28,640)	$(223,178)
Income tax expenses	16,309	7,838	7,254	(200)
Net loss	$(235,214)	$(299,700)	$(35,894)	$(222,978)

Foreign currency translation, net of tax	(149,492)	(9,513)	(163,474)	(8,985)
Comprehensive loss	(384,706)	(309,213)	(199,368)	(231,963)

Earnings per share
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.00)	$(0.00)
Weighted average common shares outstanding	41,008,169	40,976,458	41,008,169	40,976,458

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional	Retained Earnings	Accumulated Other	Total Stockholders’
	Preferred Stocks		Common Stocks		Paid-in	(Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	income (loss)	(Deficit)
Balance at December 31, 2021	-	$-	40,976,458	$40,977	$2,400,168	$(2,577,138)	$190,898	$54,905
Net loss	-	-	-	-	-	(299,700)	-	(299,700)
Foreign currency translation, net tax	-	-	-	-	-	-	(9,513)	(9,513)
Balance at June 30, 2022 (Unaudited)			40,976,458	$40,977	$2,400,168	$(2,876,838)	$181,385	$(254,308)

					Additional	Retained Earnings	Accumulated Other	Total Stockholders’
	Preferred Stocks		Common Stocks		Paid-in	(Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	income (loss)	(Deficit)
Balance at December 31, 2022	-	$-	40,976,458	$40,977	$2,400,168	$(1,819,757)	$202,483	$823,871
Issue of Shares			126,000	126	377,874			378,000
Net loss	-	-	-	-	-	(235,214)		(235,214)
Foreign currency translation, net tax	-	-	-	-	-		(149,492)	(149,492)
Balance at June 30, 2023 (Unaudited)			41,102,458	$41,103	$2,778,042	$(2,054,971)	$52,991	$817,165

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30
	2023	2022
	(Unaudited)
Cash flow from operating activities
Net loss	(235,214)	(299,700)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	268,484	293,363
Changes in operating assets and liabilities:
Account receivables – related parties	284,335	(1,149,851)
Advances to vendors - related party	(45,329)	445,520
Advance to vendors	29,099	(223,080)
Other current assets	(93,012)	-
Inventories	(478,853)	10,016
Right-use-of asset	-	(1,365)
Notes payables	(1,298,431)	(266,247)
Account payables	1,687,812	840,705
Accounts payable - related parties	(156,438)	322,363
Advances from customers	185,548	(186,481)
Retainage payable	(37,733)	(39,932)
Other current liabilities	(208,564)	75,712
Net cash used in operating activities	(98,296)	(180,977)

Cash flow from investing activities
Other receivables – related party	-	(76,951)
Purchase of equipment and factory construction	(1,954,715)	(35,985)
Net cash used in investing activities	(1,954,715)	(112,936)

Cash flow from financing activities
Share issuance for cash	378,000	-
Proceeds from related parties	373,930	177,563
New borrowings		98,498
Repayments of borrowings-related party	2,795	(69,256)
Repayments of borrowings	(38,731)	(184,457)
Net cash provided by financing activities	715,994	22,348

Effect of exchange rate changes	(9,825)	(33,918)
Decrease in cash	(1,346,842)	(305,483)
Cash and restricted cash, beginning	1,363,779	716,534
Cash and restricted cash, ending	$16,937	$411,051

Supplemental disclosures of cash flow
Interest paid	$182,692	$65,068
Income taxes paid	$16,309	$3,919

Noncash investing and financing activities:
Construction in progress additions	$1,954,715	$-

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

Note 2 – Going concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company currently has a net loss of $(235,214) for the six months ended June 30, 2023 and accumulated deficits of $(2,054,971) as of June 30, 2023. The Company has negative working capital of $(9,272,287) as of June 30, 2023. The Company has not completed its efforts to establish a stabilized source of gross profit sufficient to cover operating costs over a reasonable period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, in the near future, on additional investment capital to fund operating expenses and its construction of new production line. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements. With respect to the unaudited financial statements as of and for the six months ended June 30, 2023, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ended December 31, 2023.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash and cash equivalents and accounts receivable. As of June 30, 2023 and December 31, 2022, $Nil and $1,240,272 of the Company’s cash and restricted cash held by financial institutions were uninsured, respectively.

Major customers

For the six months ended June 30, 2023 and 2022, as well as three months ended June 30, 2023 and 2022 the Company’s revenues from two major customers accounted more than 10% of the total revenue were as following:

	Six months ended June 30, 2023		Three months ended June 30, 2023		Six months ended June 30, 2022		Three months ended June 30, 2022
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Customer B	$3,358,311	73%	$1,910,202	84%	$3,719,213	63%	$1,205,594	55%
Customer A	$1,267,970	27%	370,538	16%	$2,197,969	37%	$976,845	45%

	As of June 30, 2023		As of June 30, 2022
	Accounts Receivable	% of Total Accounts Receivable	Accounts Receivable	% of Total Accounts Receivable
Customer B	$4,164,544	100%	$3,883,504	100%
Customer A	$-	-%	$-	-%

●	Customer A: eGT New Energy Automotive Co., Ltd. (“eGT” ), an unrelated party.
●	Customer B: Shanghai Xinsen Import & Export Co., Ltd (“Shanghai Xinsen”), a related party that sells RLSP’s products to Shanghai Hongyang Sealing Co., Ltd. (“Shanghai Hongyang”) and Wuhu Huichi Auto Parts Co., Ltd. (“Wuhu Huichi”), two unrelated parties of RLSP and the Company, and certified first-tier suppliers of Auto Manufacturers.

Major vendors

For the six months ended June 30, 2023 and 2022, as well as three months ended June 30, 2023 and 2022, the Company made purchases from the major vendors accounted more than 10% of the total purchases were as following:

	Six months ended June 30, 2023		Three months ended June 30, 2023		Six months ended June 30, 2022		Three months ended June 30, 2022
	Amount	% of Total Purchase	Amount	% of Total Purchase	Amount	% of Total Purchase	Amount	% of Total Purchase
Vendor A	$3,864,667	90%	$1,956,561	96%	$3,793,171	68%	$1,236,093	69%
Vendor B	$-	-%	$-	-	$6,348	-%	6,348	-%
Vendor C	$441,441	10%	$72,052	4%	$1,127,791	20%	$543,838	30%

	As of June 30, 2023		As of June 30, 2022
	Accounts payable	% of Total Accounts Payable	Accounts payable	% of Total Accounts Payable
Vendor A	$2,406,182	34%	$2,115,497	21%
Vendor B	$4,595,664	66%	$6,835,124	66%
Vendor C	$-	-%	$49,857	0%

●	Vendor A: Shanghai Haozong Rubber & Plastic Technology Co., Ltd. (“Shanghai Haozong”), a related party.
●	Vendor B: Shanghai Huaxin Economic and Trade Co., Ltd. (“Shanghai Huaxin”), a related party, purchase amounts and accounts payable balances include retainage payables.
●	Vendor C: Shanghai Yongliansen Import and Export Trading Company (“Yongliansen”), a related party.

Accounts Receivable

Accounts receivables are reported at their net realizable value. Any value adjustments are booked directly against the relevant receivable. We have standard payment terms that generally require payment within approximately 30 to 60 days. Management performs ongoing credit evaluations of its customers. An allowance for potentially uncollectible accounts is provided based on history, economic conditions, and composition of the accounts receivable started from January 1, 2023, the first date the Company adopted ASC 2016-13. As of June 30, 2023 and December 31, 2022 no credit risk identified by the management and no allowance for doubtful accounts deemed necessary.

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

As of June 30, 2023 and December 31, 2022, RLSP held $Nil and $1,312,362 notes payable issued by Ningbo bank with various maturity dates up to June 30, 2023. The same amount of deposits was required by the banks and classified as restricted cash as of June 30, 2023 and December 31, 2022.

Advances from customers

From time to time, we receive advances from our customers, which are made normally under sales frame contracts, each sales transaction will be initiated by purchase orders received under the frame contracts. The advances have no interest bearing, normally settled along with purchase/sales transactions within 60 to180 days.

Retainage Payables

For equipment purchased from Shanghai Huaxin in the PRC, a related party, by RLSP in the PRC, the Company typically retains a portion of the purchase invoices, typically 3-5%, for 12 to 24 months to ensure the quality of equipment after installation during the qualifying warranty period. As of June 30, 2023 and December 31, 2022, retainage payables were $Nil and $38,138 with maturity dates various to June 30, 2023 and 2022, respectively.

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

The Company does not have any potentially dilutive instruments as of June 30, 2023 and December 31, 2022, and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2023 and December 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalent, restricted cash, accounts receivable, advances to vendors, inventories, other current assets, accounts payables, advances from customers and other current liabilities. For short term borrowings and notes payable, the Company concluded the carrying values are a reasonable estimate of fair values because of the short period of time between the origination and repayment and as their stated interest rates approximate current rates available.

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

Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) in accordance with ASC 220, Income Statement-Reporting Comprehensive Income (ASC 220). Under ASC 220, the Company is required to report comprehensive income (loss), which includes net income (loss) as well as other comprehensive income (loss). The only significant component of accumulated other comprehensive income (loss) as of June 30, 2023 and December 31, 2022 is the currency translation adjustment.

Segment Information

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the executive team, which is comprised of the chief executive officer and the chief financial officer. Based on the financial information presented to and reviewed by the chief operating decision maker in deciding how to allocate the resources and in assessing the performance, the Company has determined that it has two operating and reporting segments based on sales channels – direct supply and indirect supply as of June 30, 2023 and December 31, 2022 and for three and six months ended.

Adoption of New Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses”. The standard, including subsequently issued amendments (ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10 and ASU 2019-11), requires a financial asset measured at amortized cost basis, such as accounts receivable and certain other financial assets, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In November 2019, the FASB issued ASU No. 2019-10 to postpone the effective date of ASU No. 2016-13 for public business entities eligible to be smaller reporting companies defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU No. 2016-13 effective on January 1, 2023. Adoption of the new standard did not have impact on the Company’s consolidated financial statements or financial disclosure since all accounts receivable as of January 1, 2023 were due from Xinsen Group, which were deemed no credit loss issue.

Accounting Standards Issued but Not Yet Adopted

ASUs issued but not yet adopted were assessed and determined to be not applicable or are not expected to have a material impact on our consolidated financial statements or financial statement disclosures.

Note 4 – Inventories

Inventories consisted of raw rubber materials, finished goods of rubber products and others, and are stated at the lower of cost or net realizable value. As of June 30, 2023 and December 31, 2022, inventories consisted of the following:

	June 30, 2023	December 31, 2022
	(Unaudited)
Raw materials	$22,160	$8,900
Finished goods	1,711,312	1,329,577
Total	1,733,472	1,338,477

Note 5 - Plant and equipment, net

	June 30,	December 31,
	2023	2022
	(Unaudited)
Equipment and machinery	$5,353,165	$5,633,421
Furniture and office equipment	4,167	3,505
Auto vehicles	23,145	19,783
Leasehold improvement	116,161	122,124
Minus: Accumulated depreciation and amortization	(1,696,540)	(1,497,885)
Plant and equipment, net	3,800,098	4,280,948
Construction in progress	4,309,666	2,518,836
Property plant and equipment, net	$8,109,764	$6,799,784

Upon the right use of land obtained, RLSP started to build the manufacture plant on the land. The Company capitalized the cost in related to the construction, including the interests related to the borrowings, the utilities occurred in the construction, the amortization of land use of right. On September 17, 2020, RLSP entered into a construction contract with Ningbo Rongsen to build up the manufacture plant including a new production line for which the annual production capacity will be up to four million set of automotive seals. The budget of the project is around $5,420,810 (RMB 35 million) with the project started in April 2021. As of June 30, 2023, the construction has completed around 85% of the overall project and is expected to complete around September 2023.

For the equipment used for manufacturing, the depreciation expense is included as part of manufacturing overhead, while the equipment used for general administrative are included in selling, general and administrative expense on the statements of operations.

For the six months ended June 30, 2023 and 2022, the depreciation and amortization expenses were $246,707 and $293,363, respectively, and $126,679 and $152,837 for the three months ended June 30, 2023 and 2022, respectively.

Note 6 - Intangible asset, net

On October 21, 2020, RLSP entered a purchase contract with the Ninbo government agent, Zhejiang Province, whereby the Company was assigned the land use rights, for 50 years useful life, located in Chunhun Street, in Fenghua city, Zhejiang Province, for a total purchase price of $2,064,554 (RMB 13,729,900 at exchange rate of 0.1504), the information of the land use rights is as followed:

Intangible asset, net consists of the following:

	June 30,	December 31,
	2023	2022
	(Unaudited)
Land use rights	$2,093,557	$2,201,040
Less: Accumulated amortization	(113,869)	(97,705)
Intangible asset, net	1,979,688	2,103,335

For the six months ended June 30, 2023 and 2022, $21,777 and $23,364 amortization of land use rights were capitalized under CIP, respectively. For the three months ended June 30, 2023 and 2022, $10,682 and $11,384 amortization of land use rights were capitalized under CIP, respectively.

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

On April 30, 2021, RLSP borrowed $774,401 (RMB 5 million) short-term loan from an unrelated entity guaranteed by an individual person. The loan has a monthly interest rate of 1% with the due date on June 15, 2021. Pursuant to the loan agreement, the interest rate will increase to 2% monthly if RLSP is in default of loan terms and the lender may further obtain 5% of RLSP’s ownership. On November 10, 2021, RLSP extended the maturity date of the loan till April 30, 2022 with the other loan terms remain the same and the two parties have verbally agreed to extend the due date to December 31, 2023. As of June 30, 2023 and December 31, 2022, the loan balance were $262,022 (RMB 1.9 million) and $275,474 (RMB 1.9 million), respectively.

On September 1, 2021, RLSP borrowed $154,832 (RMB 1 million) short-term loan from an unrelated individual. The loan has annual interest rate of 13% with due date on August 31, 2022. RLSP has had several round financing transactions with the individual since then. As of June 30, 2023 and December 31, 2022, the individual loan balances were $66,195 (RMB 0.48 million) and $98,591 (RMB 0.68 million) respectively. Out of $150,798 loan balance, RMB500,000 loan was extended its maturity date to December 31, 2023 with no interest bearing on September 1, 2022.

On September 1, 2021, RLSP borrowed $247,732(RMB 1.6 million) short-term loan from an officer of RLSP. The loan has an annual interest rate of 8% with due date on August 31, 2022. RLSP repaid $69,256 and $85,453 back during 2022 and 2021, respectively. For the six months ended June 30, 2023, RLSP borrowed additional $125,968 (RMB 0.87 million) from the officer. As of June 30, 2023 and December 31, 2022, the loan balances were $179,988 (RMB1.3 million) and $61,909 (RMB 0.43 million), respectively. The loan was extended to December 31, 2023 on March 11, 2023 and the officer has waived loan interest since September 2022.

On November 30, 2021, RLSP borrowed $314,857 (RMB 2 million) mortgage loan from Zhejiang Yongyin Financial leasing Co., Ltd, a subsidiary of Ningbo Fenghua Rural Commercial Bank Co., Ltd, pledged with machinery and equipment RLSP purchased and fully paid with the market value of approximately RMB2.3 million. The loan has two-year term with due date on November 19, 2023. For the six months ended June 30, 2023, RLSP borrowed $551,625 (RMB 4 million) The loan balances were $488,233 and $135,357 as of June 30, 2023 and December 31, 2022, respectively.

On March 2022, RLSP borrowed $20,901 personal loans from two employees and $10,451 was repaid in April 2022. As of December 31, 2022, the outstanding loan balance was $10,149. The loans bear no interest and due on demand. The loan was fully paid back on March 2023.

On November 18, 2022, RLSP entered a one-year bank loan of $1,884,823 (RMB 13 million) with Fenghua Chunhu branch, Bank of Ningbo. with the annual interest rate of 4.5%. The collateral pledged for the loan was the land use right with appraisal value of $3.44 million (approximately RMB 23.69 million). The loan balance was $1,792,782 and $1,884,823 as of June 30, 2023 and December 31, 2022, respectively.

Interest expense primarily consists of the interest incurred on the bank loans, commercial & individual loans and minor bank service charges. For six months ended June 30, 2023 and 2022, the Company recorded the interest expense of $108,450 and $102,568, respectively. For three months ended June 30, 2023 and 2022, the Company recorded the interest expense of $68,255 and $55,573, respectively.

Note 8 – Related Party Transactions

Purchase

In order to reduce the purchase cost and enhance the purchase power, the Company purchases the main raw materials from Yongliansen Import and Export Trading Company (“Yongliansen”) and Shanghai Haozong Rubber & Plastic Technology Co., Ltd. (“Shanghai Haozong”), and also purchases equipment and rubber products under indirect supply model from Shanghai Huaxin Economic and Trade Co., Ltd. (“Shanghai Huaxin”) during the three months ended June 30, 2023 and 2022. The Company’s founder holds minor equity interests of the three suppliers directly or indirectly and one of the Company directors, Mr. Jun Tong holds 30% ownership of Shanghai Haozong.

For six months ended June 30, 2023 and 2022, the Company purchased raw materials from Yongliansen (“Vendor C”) in the total amount of $441,441 and $1,121,791, respectively. For three months ended June 30, 2023 and 2022, the total purchase amounts from Yongliansen were $72,052 and $543,838, respectively. As of June 30, 2023 and December 31, 2022, the Company advanced Yongliansen $50,691 and $10,353, respectively, mainly for raw material purchases.On November 30, 2020, RLSP advanced RMB 15 million or $2,068,595 as a deposit (the “Deposit”) to Yongliansen in order to lock-down our premium customer position among all customers of Yongliansen and maintain a long-term business relationship. The Deposit bears no interest and due on demand. Due to less procurement of raw materials made from Yongliansen in 2022, RLSP requested Yongliansen to refund the Deposit, and Yongliansen agreed to fully refund RLSP by December 31, 2022. On December 15, 2022, RLSP and Yongliansen entered into a Payment Agreement, among which Yongliansen requested to extend the repayment date of the Deposit to September 30, 2023, and RLSP has agreed to grant such extension request.

For six months ended June 30, 2023 and 2022, the Company purchased $3,864,667 and $3,793,171 rubber products from Shanghai Haozong (“Vendor A”), respectively, and purchased $1,956,561 and $1,236,093 rubber products from Shanghai Haozong for the three months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, $2,406,182 and $2,384,035 accounts payable due to Shanghai Haozong, respectively.

For six months ended June 30, 2023 and 2022, RLSP purchased $nil and $6,348 rubber products and equipment from Shanghai Huaxin (“Vendor B”), respectively, and purchased $nil and $6,348 for the three months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, $4,595,664 and $5,135,351 payable were due to Shanghai Huaxin, respectively, including $nil and $38,119 retainage payable, respectively.

On December 25, 2021, RLSP signed a Payment Extension Agreement with Shanghai Huaxin regarding outstanding account payable balance, which was amended on August 14, 2022. Under the amended Payment Extension Agreement, RLSP and Shanghai Huaxin both agreed that the $6,835,124 accounts payable as of June 30, 2022 shall be paid based on the agreed-upon payment schedule, of which $746,480 accounts payable should be paid before December 31, 2022. During the six months ended December 31, 2022, the Company has paid RMB 11,350,337 or about USD $1,626,379. For the six months ended June 30, 2023, RLSP has paid RMB2,095,000 or about USD 300,522. The remaining balance of $4,595,664 shall be paid by the end of December 31, 2023 per the Payment Extension Agreement.

Sales under Indirect Supply Model

In order to stabilize customer relationships and maintain long-term orders, we authorized two related parties - Shanghai Xinsen (“Customer B”) and Hangzhou Xinsen (“Customer C”) as our distributors. The Company’s President, Ms. Xingxiu Hua, held 90% ownership of Shanghai Xinsen and Shanghai Xinsen holds 70% ownership of Hangzhou Xinsen, or Ms. Hua owns 63% ownership of Hangzhou Xinsen, respectively. Effective on October 1, 2022, Ms. Hua reduced her ownership of Shanghai Xinsen to 15%, and so accordingly reduced her indirect ownership of Hangzhou Xinsen to 10.5%. Xinsen Group is a rubber product trading expert with 20 years of experience in the auto parts market, who charges 1% of the total sales amount before VAT tax as sales commission before June 30, 2023, and subsequently 0.25% effective from October 1, 2022 after the renegotiation between RLSP and Xinsen Group. Sales commission incurred in each period is recorded as part of selling expense of the Company.

For six months ended June 30, 2023 and 2022, RLSP had indirect sales through Xinsen Group that were sold to two certified first-tier suppliers of the Auto Manufacturers $3,358,311 and $3,719,213 respectively. For three months ended June 30, 2023 and 2022, the total indirect sales through Xinsen Group to the same downstream two customers were $1,910,202 and $1,205,594, respectively. As of June 30, 2023, and December 31, 2022, the accounts receivable due from Shanghai Xinsen were $4,164,544 and $4,665,735 respectively. Since the end of 2021, Shanghai Xinsen received some payments from their customers in the form of bank notes with expiration period between three to six months. However, RLSP does not accept bank notes as payments and agreed to temporarily extend the payment terms to four months from two months after negotiated with Shanghai Xinsen. RLSP held advances from Hangzhou Xinsen in the amounts of $17,989 and $18,912 as of June 30, 2023 and December 31, 2022, respectively.

Others

As of June 30, 2023 and December 31, 2022, the Company’s founder and officer funded the Company and RLSP in the total amount of $2,391,554 and $2,524,366 for its daily operation, respectively. The payable amounts bear no interest rate and due on demand. During the six months ended June 30, 2023 and 2022, the Company transferred cash in the amount of $194,000 and $188,565 respectively to RLSP as capital contribution for its daily operation, within the current existing approved registered capital amount of RLSP in China. The cash transfer has been approved by Agricultural Bank of China, Fenghua Branch, which is authorized by the State Administration of Foreign Exchange (the “SAFE”).

Note 9 – Shareholder’s Equity

In May and June 2023, the Company issued 126,000 shares of common stocks at $3.00 per share pursuant to private placements to ten individuals for cash. The total $378,000 subscription were fully received as of June 30, 2023. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

Note 10 – Commitment and Contingencies

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

On September 17, 2020, RLSP entered into a construction contract with Ningbo Rongsen to build up a manufacturing factor and a new production line for which the annual production capacity will be up to four million set of automotive seals. The budget of the project is around $5,420,810 (RMB35 million) with the project started in April 2021, and project is expected to complete around September 2023. As of June 30, 2023, the completion percentage of the project is 85% and Ningbo Rongsen has advanced $3,567,982 (RMB25,872,509) for the project as of June 30, 2023.

Note 11 - Income Taxes

The Company, RLI is a Nevada company and subject to the United States federal income tax at a tax rate of 21%. The Company’s subsidiary, RLSP, is incorporated in the PRC and are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes (“EIT”) is generally imposed at 25%.

For the six months ended June 30, 2023 and 2022, the provision for income taxes was $16,309 and $7,838, respectively. As of June 30, 2023 and December 30, 2022, the income tax payables were $nil and $237,670, respectively.

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023	2022
	(Unaudited)
U.S. federal income tax rate	21.0%	21.0%
Tax rate difference	4.0%	4.0%
Tax except	-%	-%
Nontaxable items	(11.5)%	-%
GILTI tax	-%	-%
Others	-%	-%
Valuation allowance	(21.0)%	(23.3)%
Effective tax rate	(7.5)%	1.7%

For U.S. income tax purposes, the Company has no cumulative undistributed earnings of foreign subsidiary as of June 30, 2023 after acquired RLSP on May 27, 2021. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the six months ended June 30, 2023 and 2022

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of June 30, 2023.

Note 12 - Segment Reporting

We realize revenue primarily through the sale of synthetic rubber, rubber compound, car window seals, auto parts with two sales channels. The Company managed and reviewed its business as two operating and reporting segments: direct supply and indirect supply models.

The business line distribution of the Company’s information as of and for six months as well as three months ended June 30, 2023 and 2022 as following:

	For the six months ended June 30,		For the three months ended June 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Revenue:
Direct supply model	$1,267,970	$2,197,969	$370,538	976,845
Indirect supply model	3,358,311	3,719,213	1,910,202	1,205,594
Total	4,626,281	5,917,182	2,280,740	2,182,439

Gross profit:
Direct supply model	24.3%	17.8%	68.9%	11.9%
Indirect supply model	0.1%	(2)%	(0.5)%	(2.0)%
Total	6.8%	5.3%	10.8%	4.2%

Income(loss) from operations:
Direct supply model	19,463	25,869	143,984	(52,999)
Indirect supply model	(41,117)	(165,734)	(30,773)	(83,006)
Corporate	(101,088)	(51,752)	(61,294)	(33,766)
Total	(122,742)	(191,617)	51,917	(169,770)

Net income(loss)
Direct supply model	(76,700)	(82,214)	63,428	(114,245)
Indirect supply model	(41,117)	(165,734)	(30,773)	(74,967)
Corporate	(101,088)	(51,752)	(61,294)	(33,766)
Total	$(218,905)	$(299,700)	$(28,639)	$(222,978)

	June 30,	December 31,
	2023	2022

Reportable assets
Direct supply model	$12,500,056	$14,066,203
Indirect supply model	5,748,746	4,665,735
Corporate	16,150	22,938

All long-term assets are managed under direct supply model by the chief operating decision maker.

Note 13 - Subsequent Events

On July 5, 2023, the Company sold 7,000 shares of its common stock pursuant to private placement to one investor for $3.00 per share for total amount of $21,000. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

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

Result of Operations

Comparison of the Three Months Ended on June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended on June 30, 2022 and 2021:

	For three months ended on June 30,
	2023	2022	Changes

Sales	$370,538	$976,845	$(606,307)
Sales-related parties	1,910,202	1,205,594	704,608
Total	2,280,740	2,182,439	98,301

Cost of sales	2,034,905	2,089,977	(55,072)
Gross profit	245,835	92,462	153,373

Operating Expenses
Selling expenses	15,296	38,172	(22,876)
General & administrative expenses	178,623	224,059	(45,436)
Total operation expenses	193,919	262,231	(68,312)
Loss from operation	51,916	(169,769)	221,685

Other income (expense):
Interest expense	(68,255)	(55,573)	(12,682)
Other (expense) income, net	(12,301)	2,164	(14,465)
Total other expenses, net	(80,556)	(53,409)	(27,147)

Net Income(loss) before income taxes	(28,640)	(223,178)	194,538
Income tax expenses	7,254	(200)	7,454
Net loss	$(35,894)	$(222,978)	$187,084

Sales Revenue

Sales revenue were $2,280,740 and $2,182,439 for the three months ended on June 30, 2023 and 2022, respectively, an increase of $98,301 or 5 % year over year. The increase was mainly due to the increasing sales from our indirect supply model which was offset by the decreased demand from direct supply model in the second quarter of 2023.

The reason of increasing sales from indirect supply model was becuase the end-users participated in car discount promotion sales events in mainland China from April to June 2023, which led to an increase in their orders. RLSP major direct supply model customer, eGT temporarily suspended its factory production in June 2023, which resulted in a decline in orders from RLSP. We estimate the impact will last until the third quarter of year 2023.

Cost of Sales

Cost of sales were $2,034,905 and $2,089,977 for the three months ended June 30, 2023 and 2022, respectively, a decrease of $55,072, or 3% year over year. The cost remain consistent as our total sales revenues are comparable over the year and year.

Gross profit

Gross profit (loss) were $245,835 and $92,462 for the three months ended on June 30, 2023 and 2022, respectively. Our revenue and gross profit margin were presented as below:

	For the three months ended June 30,
	2023	2022	changes
Revenue:
Direct supply model	$370,538	$976,845	$(606,307)
Indirect supply model	1,910,202	1,205,594	704,608
Total	2,280,740	2,182,439	98,301

Gross profit margin:
Direct supply model	68.9%	11.9%	57.0%
Indirect supply model	(0.5)%	(2.0)%	1.5%
Total	10.8%	4.2%	6.5%

The increasing of our overall gross profit margin, compared with three months ended June 30, 2023 and 2022, was mainly due to the increased gross profit margin from direct supply model. RLSP has improved production efficiency and product yield since the beginning of 2023, which accordingly reduced labor costs and material wastes. Moreover, we have been consistently opting for lower cost but equal quality alternative raw materials to ensure maximum profitability.

Selling expenses

Selling expenses were $15,296 and $38,172 for three months ended June 30, 2023 and 2022 respectively, a decrease of 22,876 or 60% year over year, which was mainly due to the decreasing in travel and sales expenses. Moreover, under the indirect supply model, the sales commission decreased from 1% to 0.25% since October 2022, which also resulted in reduced sales cost.

General and administrative cost

General and administrative expense were $178,623 and $224,059 for the three months ended June 30, 2023 and 2022, respectively, decreased by $45,436, or 20% year over year. The decrease was mainly due to the Company reduced the cost for operation resulted from the decreasing sales from direct supply model.

Income from Operations

For the three months ended June 30, 2023, loss from operations was $(28,640), as compared to loss from operations of $(223,178) for the three months ended June 30, 2022, an decrease of $194,538 or 87% year over year. The decrease in income from operations was primarily attributable to the Company continuously adjusts its business strategies, reduces unnecessary expenses, enhances worker proficiency and avoids waste during its operations.

Net Income

As a result of the factors described above, our net loss was $(35,894) for the three months ended June 30, 2023, decreased by $187,084 from the net loss of $(222,978) for the three months ended June 30, 2022.

Comparison of the Six Months Ended on June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended on June 30, 2023 and 2022:

	For six months ended on June 30,
	2023	2022	Changes

Sales	$1,267,970	$2,197,969	$(929,999)
Sales-related parties	3,358,311	3,719,213	(360,902)
Total	4,626,281	5,917,182	(1,290,901)

Cost of sales	4,313,325	5,601,078	(1,287,753)
Gross profit	312,956	316,104	(3,148)

Operating Expenses
Selling expenses	62,163	92,534	(30,371)
General & administrative expenses	373,535	415,186	(41,651)
Total operation expenses	435,698	507,720	(72,022)
Loss from operation	(122,742)	(191,616)	68,874

Other income (expense):
Interest expense	(108,450)	(102,568)	(5,882)
Other (expense) income, net	12,287	2,322	9,965
Total other expenses, net	(96,163)	(100,246)	4,083

Net Income(loss) before income taxes	(218,905)	(291,862)	72,957
Income tax expenses	16,309	7,838	8,471
Net loss	$(235,214)	$(299,700)	$64,486

Sales Revenue

Sales revenue were $4,626,281 and $5,917,182 for the six months ended on June 30, 2023 and 2022, respectively, a decrease of $1.29 million or 22 % year over year. The decrease was mainly attribute to the demand deceasing from both indirect supply model and direct supply model. Our major customers have decreased their demands since the Covid-19 outbreak in China during the month of January 2023, as well as the Chinese Spring Festival holiday occurred in January 2023. Meanwhile, our major customer, eGT temporarily suspended its factory production in June 2023, which resulted in a decline in orders from RLSP. We estimate the impact will last until the third quarter of year 2023.

Cost of Sales

Cost of sales were $4,313,325 and $5,601,078 for the six months ended on June 30, 2023 and 2022, respectively, a decrease of $1.29 million, or 23% year over year. The decrease was accompanying with the decreasing sales in the corresponding period.

Gross profit

Gross profit (loss) were $312,956 and $316,104 for the six months ended on June 30, 2023 and 2022, respectively. Our revenue and gross profit margin were presented as below:

	For the six months ended on June 30
	2023	2022	changes
Revenue:
Direct supply model	$1,267,970	2,197,969	(929,999)
Indirect supply model	3,358,311	3,719,213	(360,902)
Total	4,626,281	5,917,182	(1,290,901)

Gross profit margin:
Direct supply model	24.3%	17.8	6.5%
Indirect supply model	0.1%	(2)%	1.9%
Total	6.8%	5.3	1.5%

The increasing of our overall gross profit margin, compared with six months ended June 30, 2023 and 2022, was mainly attributed to the increased gross profit margin from direct supply model. RLSP has improved production efficiency and product yield since the beginning of 2023, which accordingly reduced labor costs and material wastes. Moreover, we have been consistently opting for lower cost but equal quality alternative raw materials to ensure maximum profitability.

Selling expenses

Selling expenses were $62,163 and $92,534 for six months ended on June 30, 2023 and 2022 respectively, with a decrease of 30,371 or 33% year over year. The decrease was mainly due to the decreasing in travel and sales expenses. Moreover, under the indirect supply model, the sales commission decreased from 1% to 0.25% since October 2022, which also resulted in reduced sales cost.

General and administrative cost

General and administrative expense were $373,535 and $415,186 for the six months ended on June 30, 2023 and 2022, respectively, decreased by $41,651, or 10% year over year. The decrease was mainly due to the Company reduced the cost for operation resulted from the decreasing in total sales revenue, compared with the same period of 2023 and 2022.

Income from Operations

For the six months ended on June 30, 2023, loss from operations was $(218,905), as compared to loss from operations of $(291,862) for the six months ended on June 30, 2022, a decrease of $72,957 or 25% year over year. The loss from operations decreasing was primarily attributable to the Company continuously adjusts its business strategies, reduces unnecessary expenses, enhances worker proficiency and avoids waste during its operations.

Net Income

As a result of the factors described above, our net loss was $(218,905) for the six months ended on June 30, 2023, decreased by $64,486 from the net loss of $(299,700) for the six months ended on June 30, 2022.

Equity and Capital Resources

As of June 30, 2023, we had an accumulated deficit of $(2,054,971). As of June 30, we had cash of $16,937 and negative working capital of $(9,272,287), compared to cash of $51,417 and a negative working capital of $(8,079,248) on December 31, 2022. The decrease in the working capital was primarily due to the decreased account receivable-related party which was affected by the indirect sales. These factors and our ability to raise additional capital to accomplish our objectives, raises substantial doubt about our ability to continue as a going concern.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were material weakness in our internal controls over Financial reporting as of June 30, 2023 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The material weakness in our controls and procedure were lack of US GAAP knowledge and segregation duties. Management does not believe that any of these material weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May and June 2023, the Company issued 126,000 shares of common stocks at $3.00 per share pursuant to private placements to ten individuals for cash. The total $378,000 subscription were fully received as of June 30, 2023. On July 5, 2023, the Company sold 7,000 shares of its common stock pursuant to private placement to one investor at $3.00 per share for total amount of $21,000. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

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

RUBBER LEAF INC

Date: August 14, 2023	/s/ Xingxiu Hua
Xingxiu Hua, Chief Executive Officer

Date: August 14, 2023	/s/ Hua Wang
Hua Wang, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

