Form 10-Q
period 2023-09-30
Rubber Leaf Inc
filed 2023-11-13
CIK 1893657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 13, 2023, the registrant had 41,109,458 shares of common stock outstanding.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUBBER LEAF INC

RUBBER LEAF INC

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$44,009	$51,417
Restricted cash	-	1,312,362
Accounts receivables	126,606	-
Accounts receivables – related parties	3,411,067	4,665,735
Advances to vendors	30,246	64,385
Advances to vendors and other receivable- related parties	200,280	10,353
Inventories	1,607,160	1,338,477
Deposit to vendor - related party	2,054,513	2,174,796
Other current assets	324,298	234,232
Total current asset	7,798,179	9,851,757
Noncurrent assets:
Plant and equipment, net	8,409,946	6,799,784
Intangible asset, net	1,955,815	2,103,335
Total Assets	$18,163,940	$18,754,876

LIABILITIES
Current liabilities:
Borrowings	$2,759,074	$2,404,394
Borrowings– related party	178,763	61,909
Accounts payables	5,104,900	3,182,178
Accounts payables – related parties	6,377,923	7,538,348
Notes payable	-	1,312,362
Other payable - related party	2,485,439	2,524,366
Advances from customers	344,040	213,087
Retainage payable	-	38,138
Other current liabilities	476,139	656,223
Total current liabilities	17,726,278	17,931,005

Total Liabilities	17,726,278	17,931,005

Commitment and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock: 40,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: 100,000,000 shares authorized, 41,109,458 shares and 40,976,458 shares issued and outstanding as of September 30, 2023 and December 31, 2022	41,110	40,977
Additional paid-in capital	2,799,035	2,400,168
Accumulated deficit	(2,411,286)	(1,819,757)
Accumulated other comprehensive income	8,803	202,483
Total stockholders’ equity	437,662	823,871
Total Liabilities and Stockholders’ Equity	$18,163,940	$18,754,876

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Sales	$143,424	$1,443,070	$1,363,906	$3,641,039
Sales-related parties	1,666,917	510,034	4,901,355	4,229,247
Total	1,810,341	1,953,104	6,265,261	7,870,286

Cost of sales	1,983,537	1,650,580	6,137,529	7,251,658
Gross (loss) profit	(173,196)	302,524	127,732	618,628

Operating Expenses
Selling expenses	6,835	34,264	66,670	126,798
General & administrative expenses	124,130	192,265	487,512	607,451
Total operation expenses	130,965	226,529	554,182	734,249
(Loss) income from operation	(304,161)	75,995	(426,450)	(115,621)

Other income (expense):
Interest expense	(56,762)	(50,765)	(161,216)	(153,333)
Other income (expense), net	7	(13,406)	11,832	(11,084)
Total other expenses, net	(56,755)	(64,171)	(149,384)	(164,417)

Net (loss) income before income taxes	$(360,916)	$11,824	$(575,834)	$(280,038)
Income tax expenses (benefit)	-	(166)	15,695	7,672
Net (loss) income	$(360,916)	$11,990	$(591,529)	$(287,710)

Foreign currency translation, net of tax	(44,188)	(13,241)	(193,680)	(22,754)
Comprehensive loss	(405,104)	(1,251)	(785,209)	(310,464)

Earnings per share
Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Weighted average common shares outstanding	41,014,936	40,976,458	41,014,936	40,976,458

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stocks		Common Stocks		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	income (loss)	(Deficit)
Balance at December 31, 2021	-	$-	40,976,458	$40,977	$2,400,168	$(2,577,138)	$190,898	$54,905
Net loss	-	-	-	-	-	(287,710)		(287,710)
Foreign currency translation, net tax	-	-	-	-	-	-	(22,754)	(22,754)
Balance at September 30, 2022 (Unaudited)	-	-	40,976,458	40,977	2,400,168	(2,864,848)	168,144	(255,559)

	Preferred Stocks		Common Stocks		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	income (loss)	(Deficit)
Balance at December 31, 2022	-	$-	40,976,458	$40,977	$2,400,168	$(1,819,757)	$202,483	$823,871
Issue of Shares			133,000	133	398,867	-	-	399,000
Net loss	-	-				(591,529)		(591,529)
Foreign currency translation, net tax	-	-	-	-	-	-	(193,680)	(193,680)
Balance at September 30, 2023 (Unaudited)	-	-	41,109,458	41,110	2,799,035	(2,411,286)	8,803	437,662

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30
	2023	2022
	(Unaudited)
Cash flow from operating activities
Net loss	(591,529)	(287,710)
Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation and amortization	393,842	405,638
Changes in operating assets and liabilities:
Account receivables	(127,607)	-
Account receivables – related parties	1,004,502	(418,932)
Advances to vendors - related party	(192,007)	402,298
Advance to vendors	27,364	(218,416)
Other current assets	(100,380)	53,742
Inventories	(345,422)	(39,282)
Right-use-of asset	-	(20,920)
Notes payables	(1,249,585)	55,095
Account payables	2,115,321	145,592
Accounts payable - related parties	(749,379)	211,943
Advances from customers	143,867	-
Retainage payable	(36,313)	(92,122)
Other current liabilities	(145,077)	137,446
Net cash provided by operating activities	147,597	330,733

Cash flow from investing activities
Loan receivable	-	(75,325)
Purchase of equipment and factory construction	(2,364,359)	(107,465)
Net cash used in investing activities	(2,364,359)	(182,790)

Cash flow from financing activities
Share issuance for cash	399,000	-
Proceeds from related parties	94,978	339,132
New borrowings	4,118,118	96,416
Repayments of borrowings-related party	-	(71,257)
Repayments of borrowings	(3,626,600)	(327,449)
Net cash provided by financing activities	985,496	36,843

Effect of exchange rate changes	(88,504)	(95,661)
(Decrease) increase in cash	(1,319,770)	89,124

Cash and restricted cash, beginning	1,363,779	716,534
Cash and restricted cash, ending	$44,009	805,569

Supplemental disclosures of cash flow
Interest paid	$129,099	96,764
Income taxes paid	$89,876	3,938

Noncash investing and financing activities:
Construction in progress additions	$17,126,706	-

The accompanying notes are an integral part of these consolidated unaudited consolidated financial statements.

RUBBER LEAF INC

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Note 1 - Organization and Description of Business

Rubber Leaf Sealing Products (Zhejiang) Co., Ltd. (the “RLSP”) was established on July 8, 2019, and is located in Fenghua District, Ningbo, Zhejiang province, the People’s Republic of China (“PRC”). It is engaged in the import and export trade, production and sales of synthetic rubber, rubber compound, car window seals, auto parts, etc. of integrated group companies. It has an integrated machinery production plant on PRC. RLSP, a well-known auto parts enterprise, is a first-tier supplier of well-known auto brands such as Dongfeng Motor and French Renault. RLSP has a registered capital of $20 million US dollars to be injected and is a wholly-owned by foreign investment.

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

Note 2 – Going concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company currently has a net loss of $(591,529) for the nine months ended September 30, 2023 and accumulated deficits of $(2,411,286) as of September 30, 2023. The Company has negative working capital of $(9,928,099) as of September 30, 2023. The Company has not completed its efforts to establish a stabilized source of gross profit sufficient to cover operating costs over a reasonable period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, in the near future, on additional investment capital to fund operating expenses and its construction of a new production line. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements. With respect to the unaudited financial statements as of and for the nine months ended September 30, 2023, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ended December 31, 2023.

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

The Company’s revenue is mainly generated from selling synthetic rubber, rubber compound, car window seals, auto parts under two models of supply. The Company has disaggregated revenue at the sales channels through direct supply model and indirect supply model.

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

Model B: Indirect supply model. RLSP received the purchase orders from our related parties-Shanghai Xinsen Import & Export Co., Ltd (“Shanghai Xinsen”) and Xinsen Sealing Products (Hangzhou) Co., Ltd (“Hangzhou Xinsen”) (collectively named as “Xinsen Group” for two companies together). The Company’s President, Ms. Xingxiu Hua, holds 90% ownership of Shanghai Xinsen and Shanghai Xinsen holds 70% ownership of Hangzhou Xinsen, or Ms. Hua owns 63% ownership of Hangzhou Xinsen, respectively. Effective on October 1, 2022, Ms. Hua reduced her ownership of Shanghai Xinsen from 90% to 15%, and so accordingly reduced her indirect ownership of Hangzhou Xinsen from 63% to 10.5%. Under the indirect supply model, RLSP also received one single purchaser order from a new unrelated party of the Company, Shanghai Huafu Chemical Technological Co., Ltd (“Huafu”), in September 2023. Branded Automobile Manufacturers (the “Auto Manufacturers”) send a lump sum purchase orders of the whole vehicle rubber and plastic auto parts of one model to their first-tier suppliers, who then subcontract rubber and plastic seals to Xinsen Group. Xinsen Group is a certified second-tier supplier of Auto Manufacturers who then subcontract some products that they do not have capability to manufacture to RLSP. Once purchase orders are received, RLSP will purchase rubber materials from our venders and outsourced the purchase orders to third party manufacturer for work-in-process products (“WIP”) or finished products in its entirely based on management’s decision under the operating circumstances. RLSP has two forms of outsourced processing under Model B:

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

Under both supply models, payment of products is generally made within a 30-day term upon receiving notes signed by our customers. Extended payment terms are provided on a limited basis not to exceed two months. After the customer receives the finished products, if the customer finds quality problems before installing them to the vehicles, the customer is able to inform RLSP and request replacement for the same type products. RLSP does not offer warranty assurance to our customers due to the characteristics of our products.

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

Restricted cash

The Company had notes payable outstanding with Ningbo bank and was required to keep certain amounts on deposit that were subject to withdrawal restrictions. The notes payable is generally short term in nature due to its maturity period of six months or less, thus restricted cash was classified as a current asset.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash and cash equivalents and accounts receivable. As of September 30, 2023 and December 31, 2022, $Nil and $1,240,272 of the Company’s cash and restricted cash held by financial institutions were uninsured, respectively.

Major customers

For the nine months ended September 30, 2023 and 2022, as well as three months ended September 30, 2023 and 2022 the Company’s revenues from two major customers accounted more than 10% of the total revenue were as following:

	Nine months ended September 30, 2023		Three months ended September 2023		Nine months ended September 30, 2022		Three months ended September 30, 2022
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Customer B	$4,901,355	78%	$1,666,917	92%	$4,229,247	54%	$510,034	26%
Customer A	$1,250,979	20%	30,663	2%	$3,641,039	46%	$1,443,070	74%

	As of September 30, 2023		As of September 30, 2022
	Accounts Receivable	% of Total Accounts Receivable	Accounts Receivable	% of Total Accounts Receivable
Customer B	$3,411,067	96%	$2,997,351	100%
Customer A	$-	%	$-	%

●	Customer A: eGT New Energy Automotive Co., Ltd. (“eGT”), an unrelated party.
●	Customer B: Shanghai Xinsen Import & Export Co., Ltd (“Shanghai Xinsen”), a related party that sells RLSP’s products to Shanghai Hongyang Sealing Co., Ltd. (“Shanghai Hongyang”) and Wuhu Huichi Auto Parts Co., Ltd. (“Wuhu Huichi”), two unrelated parties of RLSP and the Company, and certified first-tier suppliers of Auto Manufacturers.

Major vendors

For the nine months ended September 30, 2023 and 2022, as well as three months ended September 30, 2023 and 2022, the Company made purchases from the major vendors accounted more than 10% of the total purchases were as following:

	Nine months ended September 30, 2023		Three months ended September 30, 2023		Nine months ended September 30, 2022		Three months ended September 30, 2022
	Amount	% of Total Purchase	Amount	% of Total Purchase	Amount	% of Total Purchase	Amount	% of Total Purchase
Vendor A	$5,418,472	93%	$1,696,683	99%	$4,317,141	71%	$523,970	48%
Vendor B	$-	%	$-	%	$79,091	1%	$-	%
Vendor C	$428,109	7%	$3,269	1%	$1,685,360	28%	$557,569	52%

	As of September 30, 2023		As of September 30, 2022
	Accounts payable	% of Total Accounts Payable	Accounts payable	% of Total Accounts Payable
Vendor A	$1,795,676	28%	$1,330,458	17%
Vendor B	$4,564,380	72%	$6,399,960	83%
Vendor C	$-	%	$-	%

●	Vendor A: Shanghai Haozong Rubber & Plastic Technology Co., Ltd. (“Shanghai Haozong”), a related party.
●	Vendor B: Shanghai Huaxin Economic and Trade Co., Ltd. (“Shanghai Huaxin”), a related party, purchase amounts and accounts payable balances include retainage payables.
●	Vendor C: Shanghai Yongliansen Import and Export Trading Company (“Yongliansen”), a related party.

Accounts Receivable

Accounts receivables are reported at their net realizable value. Any value adjustments are booked directly against the relevant receivable. We have standard payment terms that generally require payment within approximately 30 to 60 days. Management performs ongoing credit evaluations of its customers. An allowance for potentially uncollectible accounts is provided based on history, economic conditions, and composition of the accounts receivable started from January 1, 2023, the first date the Company adopted ASC 2016-13. As of September 30, 2023 and December 31, 2022 no credit risk identified by the management and no allowance for doubtful accounts deemed necessary.

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

As of September 30, 2023 and December 31, 2022, RLSP held $Nil and $1,312,362 notes payable issued by Ningbo bank with various maturity dates up to September 30, 2023. The same amount of deposits was required by the banks and classified as restricted cash as of September 30, 2023 and December 31, 2022.

Advances from customers

From time to time, we receive advances from our customers, which are made normally under sales frame contracts, each sales transaction will be initiated by purchase orders received under the frame contracts. The advances have no interest bearing, normally settled along with purchase/sales transactions within 60 to180 days.

Retainage Payables

For equipment purchased from Shanghai Huaxin in the PRC, a related party, by RLSP in the PRC, the Company typically retains a portion of the purchase invoices, typically 3-5%, for 12 to 24 months to ensure the quality of equipment after installation during the qualifying warranty period. As of September 30, 2023 and December 31, 2022, retainage payables were $Nil and $38,138 with maturity dates various to September 30, 2023 and 2022, respectively.

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

The Company does not have any potentially dilutive instruments as of September 30, 2023 and December 31, 2022, and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2023 and December 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalent, restricted cash, accounts receivable, advances to vendors, inventories, other current assets, accounts payables, advances from customers and other current liabilities. For short term borrowings and notes payable, the Company concluded the carrying values are a reasonable estimate of fair values because of the short period of time between the origination and repayment and as their stated interest rates approximate current rates available.

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

Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) in accordance with ASC 220, Income Statement-Reporting Comprehensive Income (ASC 220). Under ASC 220, the Company is required to report comprehensive income (loss), which includes net income (loss) as well as other comprehensive income (loss). The only significant component of accumulated other comprehensive income (loss) as of September 30, 2023 and December 31, 2022 is the currency translation adjustment.

Segment Information

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the executive team, which is comprised of the chief executive officer and the chief financial officer. Based on the financial information presented to and reviewed by the chief operating decision maker in deciding how to allocate the resources and in assessing the performance, the Company has determined that it has two operating and reporting segments based on sales channels – direct supply and indirect supply as of September 30, 2023 and December 31, 2022 and for three and six months ended.

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

Note 4 – Inventories

Inventories consisted of raw rubber materials, finished goods of rubber products and others, and are stated at the lower of cost or net realizable value. As of September 30, 2023 and December 31, 2022, inventories consisted of the following:

	September 30, 2023	December 31, 2022
	(Unaudited)
Raw materials	$15,706	$8,900
Finished goods	1,591,454	1,329,577
Total	$1,607,160	$1,338,477

Note 5 - Plant and equipment, net

	September 30, 2023	December 31, 2022
	(Unaudited)
Equipment and machinery	$5,316,724	$5,633,421
Furniture and office equipment	4,139	3,505
Auto vehicles	22,987	19,783
Leasehold improvement	115,370	122,124
Minus: Accumulated depreciation and amortization	(1,819,386)	(1,497,885)
Plant and equipment, net	3,639,834	4,280,948
Construction in progress	4,770,112	2,518,836
Property plant and equipment, net	$8,409,946	$6,799,784

Upon the right use of land obtained, RLSP started to build the manufacture plant on the land. The Company capitalized the cost in related to the construction, including the interests related to the borrowings, the utilities occurred in the construction, the amortization of land use of right. On September 17, 2020, RLSP entered into a construction contract with Ningbo Rongsen to build up the manufacture plant including a new production line for which the annual production capacity will be up to four million set of automotive seals. The budget of the project is around $4,793,837 (RMB 35 million) with the project started in April 2021. As of September 30, 2023, the construction has completed around 95% of the overall project and is expected to be completed around November 2023.

For the equipment used for manufacturing, the depreciation expense is included as part of manufacturing overhead, while the equipment used for general administrative are included in selling, general and administrative expense on the statements of operations.

For the nine months ended September 30, 2023 and 2022, the depreciation and amortization expenses were $362,406 and $371,332, respectively, and $124,795, $110,362 for the three months ended September 30, 2023 and 2022, respectively.

Note 6 - Intangible asset, net

On October 21, 2020, RLSP purchased land use rights, for 50 years useful life, located in Chunhun Street, in Fenghua city, Zhejiang Province, for a total purchase price of $2,064,554 (RMB 13,729,900 at exchange rate of 0.1504), the information of the land use rights is as followed:

Intangible asset, net consists of the following:

	September 30, 2023	December 31, 2022
	(Unaudited)
Land use rights	$2,079,306	$2,201,040
Less: Accumulated amortization	(123,491)	(97,705)
Intangible asset, net	1,955,815	2,103,335

For the nine months ended September 30, 2023 and 2022, $31,436 and $34,305 amortization of land use rights were capitalized under CIP, respectively. For the three months ended September 30, 2023 and 2022, $10,463 and $11,436 amortization of land use rights were capitalized under CIP, respectively.

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

On April 30, 2021, RLSP borrowed $774,401 (RMB 5 million) short-term loan from an unrelated entity guaranteed by an individual person. The loan has a monthly interest rate of 1% with the due date on June 15, 2021. Pursuant to the loan agreement, the interest rate will increase to 2% monthly if RLSP is in default of loan terms and the lender may further obtain 5% of RLSP’s ownership. On November 10, 2021, RLSP extended the maturity date of the loan till April 30, 2022 with the other loan terms remain the same and the two parties have verbally agreed to extend the due date to December 31, 2023. As of September 30, 2023 and December 31, 2022, the loan balances were $260,238 (RMB 1.9 million) and $275,474 (RMB 1.9 million), respectively.

On September 1, 2021, RLSP borrowed $154,832 (RMB 1 million) short-term loan from an unrelated individual. The loan has an annual interest rate of 13% with due date on August 31, 2022. RLSP has had several round financing transactions with the individual since then. As of September 30, 2023 and December 31, 2022, the individual loan balances were $65,745 (RMB 0.48 million) and $98,591 (RMB 0.68 million) respectively. Out of $150,798 loan balance, RMB500,000 loan was extended its maturity date to December 31, 2023 with no interest bearing on September 1, 2022.

On September 1, 2021, RLSP borrowed $247,732(RMB 1.6 million) short-term loan from an officer of RLSP. The loan has an annual interest rate of 8% with due date on August 31, 2022. RLSP repaid $69,256 and $85,453 back during 2022 and 2021, respectively. For the nine months ended September 30, 2023, RLSP borrowed an additional $121,229 (RMB 0.87 million) from the officer. As of September 30, 2023 and December 31, 2022, the loan balances were $178,763 (RMB1.3 million) and $61,909 (RMB 0.43 million), respectively. The loan was extended to December 31, 2023 on March 11, 2023 and the officer has waived loan interest since September 2022.

On November 30, 2021, RLSP borrowed $314,857 (RMB 2 million) mortgage loan from Zhejiang Yongyin Financial leasing Co., Ltd, a subsidiary of Ningbo Fenghua Rural Commercial Bank Co., Ltd, pledged with machinery and equipment RLSP purchased and fully paid with the market value of approximately RMB2.3 million. The loan has a two-year term with due date on November 19, 2023. For the nine months ended September 30, 2023, RLSP borrowed $552,204 (RMB 4 million) The loan balances were $378,578 and $135,357 as of September 30, 2023 and December 31, 2022, respectively.

On March 2022, RLSP borrowed $20,901 personal loans from two employees and $10,451 was repaid in April 2022. As of December 31, 2022, the outstanding loan balance was $10,149. The loans bear no interest and are due on demand. The loan was fully paid back on March 2023.

On November 18, 2022, RLSP entered a one-year bank loan of $1,884,823 (RMB 13 million) with Fenghua Chunhu branch, Bank of Ningbo, with the annual interest rate of 4.5%. The collateral pledged for the loan was the land use right with appraisal value of $3.44 million (approximately RMB 23.69 million). The loan was extended to September 30, 2023 on September 22, 2023. The loan balance was $1,780,578 and $1,884,823 as of September 30, 2023 and December 31, 2022, respectively.

On September 14, 2023, RLSP borrowed $2,054,513 (RMB 15 million) a short-term loan from unrelated individual. The loan bears no interest and has its maturity date of November 30, 2023. RLSP repaid back $1,780,578 (RMB 13 million) during September 2023. The loan balance was $273,935 (RMB 2 million) as of September 30, 2023.

Interest expense primarily consists of the interest incurred on the bank loans, commercial & individual loans and minor bank service charges. For nine months ended September 30, 2023 and 2022, the Company recorded the interest expense of $161,216 and $153,333, respectively. For three months ended September 30, 2023 and 2022, the Company recorded the interest expense of $56,762 and $50,765, respectively.

Note 8 – Related Party Transactions

Purchase

In order to reduce the purchase cost and enhance the purchase power, the Company purchases the main raw materials from Yongliansen Import and Export Trading Company (“Yongliansen”) and Shanghai Haozong Rubber & Plastic Technology Co., Ltd. (“Shanghai Haozong”), and also purchases equipment and rubber products under indirect supply model from Shanghai Huaxin Economic and Trade Co., Ltd. (“Shanghai Huaxin”) during the nine months ended September 30, 2023 and 2022. The Company’s founder holds minor equity interests of the three suppliers directly or indirectly and one of the Company directors, Mr. Jun Tong, holds 30% ownership of Shanghai Haozong.

For nine months ended September 30 2023 and 2022, the Company purchased raw materials from Yongliansen (“Vendor C”) in the total amount of $428,109 and $1,685,360, respectively. For the three months ended September 30, 2023 and 2022, the total purchase amounts from Yongliansen were $3,269 and $557,569, respectively. As of September 30, 2023 and December 31, 2022, the Company advanced Yongliansen $197,563 and $10,353, respectively, mainly for raw material purchases. On November 30, 2020, RLSP advanced RMB 15 million or $2,068,595 as a deposit (the “Deposit”) to Yongliansen in order to lock-down our premium customer position among all customers of Yongliansen and maintain a long-term business relationship. The Deposit bears no interest and is due on demand. Due to less procurement of raw materials made from Yongliansen in 2022, RLSP requested Yongliansen to refund the Deposit, and Yongliansen agreed to fully refund RLSP by December 31, 2022. On December 15, 2022, RLSP and Yongliansen entered into a Payment Agreement, among which Yongliansen requested to extend the repayment date of the Deposit to September 30, 2023, and RLSP has agreed to grant such extension request.

For nine months ended September 30, 2023 and 2022, the Company purchased $5,418,472 and $4,317,414 rubber products from Shanghai Haozong (“Vendor A”), respectively, and purchased $1,696,683 and $523,970 rubber products from Shanghai Haozong for the three months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, $1,795,676 and $2,384,035 accounts payable due to Shanghai Haozong, respectively.

For nine months ended September 30, 2023 and 2022, RLSP purchased $nil and $79,091 rubber products and equipment from Shanghai Huaxin (“Vendor B”), respectively, and purchased $nil and $nil for the three months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, $4,564,380 and $5,135,351 payable were due to Shanghai Huaxin, respectively, including $nil and $38,119 retainage payable, respectively.

On December 25, 2021, RLSP signed a Payment Extension Agreement with Shanghai Huaxin regarding outstanding account payable balance, which was amended on August 14, 2022. Under the amended Payment Extension Agreement, RLSP and Shanghai Huaxin both agreed that the $6,835,124 accounts payable as of June 30, 2022 shall be paid based on the agreed-upon payment schedule, of which $746,480 accounts payable should be paid before December 31, 2022. During the six months ended December 31, 2022, the Company has paid RMB 11,350,337 or about USD $1,626,379. For the nine months ended September 30 2023, RLSP has paid RMB33,324,541 or about USD 4,600,486. The remaining balance of $4,564,380 shall be paid by the end of April 30, 2024 per the Payment Extension Agreement.

Sales under Indirect Supply Model

In order to stabilize customer relationships and maintain long-term orders, we authorized two related parties - Shanghai Xinsen (“Customer B”) and Hangzhou Xinsen (“Customer C”) as our distributors. The Company’s President, Ms. Xingxiu Hua, held 90% ownership of Shanghai Xinsen and Shanghai Xinsen holds 70% ownership of Hangzhou Xinsen, or Ms. Hua owns 63% ownership of Hangzhou Xinsen, respectively. Effective on October 1, 2022, Ms. Hua reduced her ownership of Shanghai Xinsen to 15%, and so accordingly reduced her indirect ownership of Hangzhou Xinsen to 10.5%. Xinsen Group is a rubber product trading expert with 20 years of experience in the auto parts market, who charges 1% of the total sales amount before VAT tax as sales commission before September 30, 2022, and subsequently 0.25% effective from October 1, 2022 after the renegotiation between RLSP and Xinsen Group. The sales commission incurred in each period is recorded as part of selling expense of the Company.

For nine months ended September 30, 2023 and 2022, RLSP had indirect sales through Xinsen Group that were sold to two certified first-tier suppliers of the Auto Manufacturers $4,901,335 and $4,229,247 respectively. For the three months ended September 30, 2023 and 2022, the total indirect sales through Xinsen Group to the same downstream two customers were $1,666,917 and $510,034, respectively. As of September 30, 2023, and December 31, 2022, the accounts receivable due from Shanghai Xinsen were $3,411,067 and $4,665,735 respectively. Since the end of 2021, Shanghai Xinsen received some payments from their customers in the form of bank notes with expiration period between three to six months. However, RLSP does not accept bank notes as payments and agreed to temporarily extend the payment terms to four months from two months after negotiated with Shanghai Xinsen. RLSP held advances from Hangzhou Xinsen in the amounts of $17,867 and $18,912 as of September 30, 2023 and December 31, 2022, respectively.

Others

As of September 30, 2023 and December 31, 2022, the Company’s founder and officer funded the Company and RLSP in the total amount of $2,485,439 and $2,524,366 for its daily operation, respectively. The payable amounts bear no interest rate and are due on demand. During the nine months ended September 30, 2023 and 2022, the Company transferred cash in the amount of $215,000 and $1,803,900 respectively to RLSP as capital contribution for its daily operation, within the current existing approved registered capital amount of RLSP in China. The cash transfer has been approved by Agricultural Bank of China, Fenghua Branch, which is authorized by the State Administration of Foreign Exchange (the “SAFE”).

Note 9 – Shareholder’s Equity

From May to July 2023, the Company issued 133,000 shares of common stocks at $3.00 per share pursuant to private placements to ten individuals for cash. The total $399,000 subscriptions were fully received as of September 30, 2023. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

Note 10 – Commitment and Contingencies

On February 7, 2021, the landlord of the factory leased by RLSP filed a lawsuit against RLSP for default on lease payment pursuant to the lease agreement entered on November 11, 2019. The case was settled under the court mediation and a civil settlement was issued on April 20, 2021, pursuant to which, RLSP should pay the total unpaid balance of $46,454 (approximately RMB 300,000) along with interest calculated with 24% annum for around five months period. RLSP agreed to make the remaining two lease payments on time. $58,855 (RMB380,000) was made to the landlord through the court in April 2021, including unpaid lease payments, interest and attorney fee. RLSP extended the lease agreement with the landlord to August 14, 2022 in December 2021 and again to January 14, 2023 in August 2022. On January 14, 2023, RLSP signed a lease supplement agreement with the landlord which extended the lease agreement from January 15, 2023 to January 14, 2024 at monthly lease amount of RMB 429,000 (or approximately $61,638), payable per each quarter. According to the supplementary contract for factory leasing, RLSP can terminate the lease early by providing the landlord with a 90-day written notice of intent to vacate. RLSP provided this written notice to the landlord on April 30th,2023, and vacated and moved out of the leased factory on August 15th, 2023. The factory lease agreement was terminated as of August 15th, 2023.

On July 5, 2022, Guangzhou FuRuiDe Metal Processing Machinery Manufacturing Co., Ltd. (“GFMP”) and RLSP entered into a settlement agreement regarding the dispute about the molds produced by GFMP. GFMP manufactured five pairs of molds for RLSP for the total purchase amount of RMB 200,000 (approximately USD $31,000), whereas RLSP prepaid RMB 30,000 (approximately USD $5,000) as deposit in October 2019. RLSP claims that the molds are defective which led to higher product defectives rate and RLSP has removed the models from production since then. As a result, RLSP disputed the remaining unpaid purchase amount (i.e. RMB170,000). According to the mediation letter entered by both parties on July 5, 2022, GFMP and RLSP are willing to solve the dispute and settled the remaining unpaid balance in RMB 131,850 (approximately $20,000). The settlement amount has been paid on August 1, 2022 through court enforcement of Ningbo City.

On September 17, 2020, RLSP entered into a construction contract with Ningbo Rongsen to build up a manufacturing factor and a new production line for which the annual production will be up to four million set of automotive seals. The budget of the project is around $4,793,864 (RMB35 million) with the project started in April 2021, and project is expected to complete around November 2023. As of September 30, 2023, the completion percentage of the project is 95% and Ningbo Rongsen has advanced $4,023,081 (RMB29,372,509) for the project as of September 30, 2023.

Note 11 - Income Taxes

The Company, RLI is a Nevada company and subject to the United States federal income tax at a tax rate of 21%. The Company’s subsidiary, RLSP, is incorporated in the PRC and are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes (“EIT”) is generally imposed at 25%.

For the nine months ended September 30, 2023 and 2022, the provision for income taxes was $15,695 and $7,672, respectively. As of September 30, 2023 and December 31, 2022, the income tax payables were $nil and $237,670, respectively.

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for nine months ended September 30, 2023 and 2022:

	Nine months ended September
	2023	2022
	(Unaudited)
U.S. federal income tax rate	21.0%	21.0%
Tax rate difference	4.0%	4.0%
Tax except	-%	-%
Nontaxable items	(11.5)%	-%
GILTI tax	-%	-%
Others	-%	-%
Valuation allowance	(21.0)%	(23.3)%
Effective tax rate	(7.5)%	1.7%

For U.S. income tax purposes, the Company has no cumulative undistributed earnings of foreign subsidiary as of September 30, 2023 after acquired RLSP on May 27, 2021. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the nine months ended September 30, 2023 and 2022

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of September 30, 2023.

Note 12 - Segment Reporting

We realize revenue primarily through the sale of synthetic rubber, rubber compound, car window seals, auto parts with two sales channels. The Company managed and reviewed its business as two operating and reporting segments: direct supply and indirect supply models.

The business line distribution of the Company’s information as of and for nine months as well as three months ended September 30, 2023 and 2022 as following:

	For the nine months ended September 30,		For the three months ended September 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Revenue:
Direct supply model	$1,250,979	$3,641,039	$30,663	1,443,070
Indirect supply model	5,014,282	4,229,247	1,779,678	510,034
Total	6,265,261	7,870,286	1,810,341	1,953,104

Gross profit:
Direct supply model	13%	19%	(417)%	22%
Indirect supply model	(1)%	(2)%	(3)%	(3)%
Total	2%	8%	(10)%	18%

Income(loss) from operations:
Direct supply model	(163,189)	182,709	(181,652)	156,840
Indirect supply model	(101,890)	(210,110)	(62,227)	(44,377)
Corporate	(161,371)	(88,220)	(60,282)	(36,468)
Total	(426,450)	(115,621)	(304,161)	75,995

Net income(loss)
Direct supply model	(328,268)	10,620	(238,407)	92,834
Indirect supply model	(101,890)	(210,110)	(62,227)	(44,376)
Corporate	(161,371)	(88,220)	(60,282)	(36,468)
Total	$(591,529)	$(287,710)	$(360,916)	$11,990

	September 30, 2023	December 31, 2022

Reportable assets
Direct supply model	$13,176,782	$14,066,203
Indirect supply model	4,986,212	4,665,735
Corporate	947	22,938

All long-term assets are managed under a direct supply model by the chief operating decision maker.

Note 13 - Subsequent Events

The Company has evaluated all subsequent events through the date these condensed financial statements were issued and determine that there were no subsequent events or transactions that require recognition or disclosures in the condensed financial statements.

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

Model B: Indirect supply model. RLSP received the purchase orders from our related parties-Shanghai Xinsen Import & Export Co., Ltd (“Shanghai Xinsen”) and Xinsen Sealing Products (Hangzhou) Co., Ltd (“Hangzhou Xinsen”) (collectively named as “Xinsen Group” for two companies together). The Company’s President, Ms. Xingxiu Hua, holds 90% ownership of Shanghai Xinsen and Shanghai Xinsen holds 70% ownership of Hangzhou Xinsen, or Ms. Hua owns 63% ownership of Hangzhou Xinsen, respectively. Effective on October 1, 2022, Ms. Hua reduced her ownership of Shanghai Xinsen from 90% to 15%, and so accordingly reduced her indirect ownership of Hangzhou Xinsen from 63% to 10.5%. Under the indirect supply model, RLSP also received one single purchaser order from a new unrelated party of the Company, Shanghai Huafu Chemical Technological Co., Ltd (“Huafu”), in September 2023. Branded Automobile Manufacturers (the “Auto Manufacturers”) send a lump sum purchase orders of the whole vehicle rubber and plastic auto parts of one model to their first-tier suppliers, who then subcontract rubber and plastic seals to Xinsen Group. Xinsen Group is a certified second-tier supplier of Auto Manufacturers who then subcontracts some products that they do not have capability to manufacture to RLSP. Once purchase orders are received, RLSP will purchase rubber materials from our venders and outsourced the purchase orders to third party manufacturer for work-in-process products (“WIP”) or finished products in its entirely based on management’s decision under the operating circumstances. RLSP has two forms of outsourced processing under Model B:

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

Result of Operations

Comparison of the Three Months Ended on September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended on September 30, 2023 and 2022:

	For three months ended on September 30,
	2023	2022	Changes

Sales	$143,424	1,443,070	$(1,299,646)
Sales-related parties	1,666,917	510,034	1,156,883
Total	1,810,341	1,953,104	(142,763)

Cost of sales	1,983,537	1,650,580	332,957
Gross profit (loss)	(173,196)	302,524	(475,720)

Operating Expenses
Selling expenses	6,835	34,264	(27,429)
General & administrative expenses	124,130	192,265	(68,135)
Total operation expenses	130,965	226,529	(95,564)
Gain (loss) from operation	(304,161)	75,995	(380,156)

Other income (expense):
Interest expense	(56,762)	(50,765)	(5,997)
Other (expense) income, net	7	(13,406)	13,413
Total other expenses, net	(56,755)	(64,171)	7,416

Net Income(loss) before income taxes	(360,916)	11,824	(372,740)
Income tax expenses (benefit)	-	(166)	166
Net income (loss)	$(360,916)	11,990	$(372,906)

Sales Revenue

Sales revenue were $1,810,341 and $1,953,104 for the three months ended on September 30, 2023 and 2022, respectively, a decrease of $142,763 or 7 % year over year. The decrease was mainly due to the decreased demand from our direct supply model in the third quarter of 2023, as well as the exchange rate decreasing for Chinese RMB against U.S. dollar during the third quarter of 2023, which resulted in the total revenues translated from Chinese RMB to U.S. dollar decreased.

Our sales from related party were $1,666,917 for the three months ended on September 30, 2023 as compared to 510,034 for the same period last year, an increasing of $1,156,883. The increasing of our sales from related party was because the end-users of our related party participated in car discount promotion and sales events in mainland China from April to September 2023, which led to an increase in their orders. The sales event is anticipated to continue until the year end of 2023, so the purchase orders from our related party may still increase until December 2023.

RLSP’s major direct supply model customer, eGT temporarily suspended its factory production since June 2023, which resulted in a decline in orders to RLSP. eGT has started to resume production from late October 2023, and we expect to increase our direct sales revenue from eGT in the fourth quarter of 2023. Meanwhile, RLSP began to relocate its factory location to our newly constructed factory in early August, which also led to RLSP’s production decreased. We expect RLSP’s relocation to be completed before late November this year.

Cost of Sales

Cost of sales were $1,983,537 and $1,650,580 for the three months ended September 30, 2023 and 2022, respectively, an increase of $332,957, or 20% year over year. The increasing of cost of sales was mainly due to the increased sales from our related parties for the three months ended on September 30, 2023, compared with the same quarter last year.

Gross profit

Gross (loss) profit was $(173,196) and $302,524 for the three months ended on September 30, 2023 and 2022, respectively. Our revenue and gross profit margin were presented as below:

	For the three months ended September 30,
	2023	2022	changes
Revenue:
Direct supply model	$30,663	$1,443,070	$(1,412,407)
Indirect supply model	1,779,678	510,034	1,269,644
Total	1,810,341	1,953,104	(142,763)

Gross profit margin:
Direct supply model	(417)%	22%	(439)%
Indirect supply model	(3)%	(3)%	0%
Total	(10)%	18%	(25)%

The decreasing of our overall gross profit margin, compared with three months ended September 30, 2023 and 2022, was mainly due to the decreased sales revenues from direct supply model which generates a higher gross profit margin compared with our indirect supple model. RLSP’s major direct supply model customer, eGT temporarily suspended its factory production since June 2023, which resulted in a decline in orders to RLSP. eGT has started to resume production from late October 2023, and we expect that there will be increase on our direct sales model from eGT in the fourth quarter of this year.

Selling expenses

Selling expenses were $6,835 and $ 34,264 for three months ended September 30, 2023 and 2022 respectively, a decrease of $27,429 or 80% year over year, which was mainly due to the decreasing in travel and sales expenses. Moreover, under the indirect supply model, the sales commission decreased from 1% to 0.25% since October 2022, which also resulted in reduced sales cost. Meanwhile, RLSP began to relocate its factory location to our newly constructed factory in early August, which also led to RLSP’s production decreased. We expect RLSP’s relocation can be completed before late November this year.

General and administrative cost

General and administrative expense were $124,130 and $ 192,265 for the three months ended September 30, 2023 and 2022, respectively, decreased by $68,135, or 42 % year over year. The decrease was mainly due to the Company reduced the cost for operation resulted from the decreasing sales from direct supply model. Meanwhile, RLSP began to relocate its factory location to our newly constructed factory in early August, which also led to RLSP’s production decreased. We expect RLSP’s relocation can be completed before late November this year.

Income from Operations

For the three months ended September 30, 2023, loss from operations was $(304,161), as compared to income from operations of $75,995 for the three months ended September 30, 2022, a decrease of $380,156 or 500% year over year. The decrease in income from operations was primarily due to the decreasing in sales from our direct sales model client, eGT.

Net Income

As a result of the factors described above, our net loss was $(360,916) for the three months ended September 30, 2023, decreased by $372,740 from the net income of $11,990 for the three months ended September 30,2022.

Comparison of the Nine Months Ended on September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended on September 30, 2023 and 2022:

	For nine months ended on September 30,
	2023	2022	Changes

Sales	$1,363,906	$3,641,039	$(2,277,133)
Sales-related parties	4,901,355	4,229,247	672,108
Total	6,265,261	7,870,286	(1,605,025)

Cost of sales	6,137,529	7,251,658	(1,114,129)
Gross profit	127,732	618,628	(490,896)

Operating Expenses
Selling expenses	66,670	126,798	(60,128)
General & administrative expenses	487,512	607,451	(119,939)
Total operation expenses	554,182	734,249	(180,067)
Loss from operation	(426,450)	(115,621)	(310,829)

Other income (expense):
Interest expense	(161,216)	(153,333)	(7,833)
Other (expense) income, net	11,832	(11,084)	22,916
Total other expenses, net	(149,384)	(164,417)	15,033

Net loss before income taxes	(573,834)	(280,038)	(295,796)
Income tax expenses	15,695	7,672	8,023
Net loss	$(591,529)	$(287,710)	$(303,819)

Sales Revenue

Sales revenue were $6,265,261 and $ 7,870,286 for the nine months ended on September 30, 2023 and 2022, respectively, a decrease of $1.6 million or 20 % year over year. The decrease was mainly attribute to the demand deceasing from our direct supply model, as well as the exchange rate decreasing for Chinese RMB against U.S. dollar during the third quarter of 2023, which resulted in the total revenues translated from Chinese RMB to U.S. dollar decreased.

RLSP’s major direct supply model customer, eGT temporarily suspended its factory production since June 2023, which resulted in a decline in orders from RLSP. eGT has started to resume production from late October 2023, and we expect to increase our direct sales revenue from eGT in the fourth quarter of 2023. Meanwhile, RLSP began to relocate its factory location to our newly constructed factory in early August, which also led to RLSP’s production decreased. We expect RLSP’s relocation can be completed before late November this year.

Cost of Sales

Cost of sales were $6,137,529 and $ 7,251,658 for the nine months ended on September 30, 2023 and 2022, respectively, a decrease of $1.11 million, or 15% year over year. The decrease was accompanying with the decreasing sales in the overall corresponding period.

Gross profit

Gross profit were $127,732 and $618,628 for nine months ended on September 30, 2023 and 2022, respectively. Our revenue and gross profit margin were presented as below:

	For the nine months ended on September 30
	2023	2022	changes
Revenue:
Direct supply model	$1,250,979	3,641,039	(2,390,060)
Indirect supply model	5,014,282	4,229,247	785,035
Total	6,265,261	7,870,286	(1,605,025)

Gross profit margin:
Direct supply model	13%	19%	(5)%
Indirect supply model	(1)%	(2)%	1%
Total	2%	8%	(6)%

The decreasing of our overall gross profit margin, compared with nine months ended on September 30, 2023 and 2022, was mainly due to the decreased sales revenues from direct supply model which generates a higher gross profit margin compared with our indirect supple model. RLSP’s major direct supply model customer, eGT temporarily suspended its factory production since June 2023, which resulted in a decline in orders from RLSP. eGT has started to resume production from late October 2023, and we expect that there will be increase on our direct sales model from eGT in the fourth quarter of this year.

Selling expenses

Selling expenses were $66,670 and $ 126,798 for nine months ended on September 30, 2023 and 2022 respectively, with a decrease of 60,128 or 47% year over year. The decrease was mainly due to the decreasing in travel and sales expenses. Moreover, under the indirect supply model, the sales commission decreased from 1% to 0.25% since October 2022, which also resulted in reduced sales cost. Meanwhile, RLSP began to relocate its factory location to our newly constructed factory in early August, which also led to RLSP’s production decreased. We expect RLSP’s relocation can be completed before late November this year.

General and administrative cost

General and administrative expense were $487,512 and $ 607,451 for the s nine months ended on September 30, 2023 and 2022, respectively, decreased by $119,939, or 25% year over year. The decrease was mainly due to the Company reduced the cost for operation resulted from the decreasing in total sales revenue, compared with the same period of 2023 and 2022. Meanwhile, RLSP began to relocate its factory location to our newly constructed factory in early August, which also led to RLSP’s production decreased. We expect RLSP’s relocation can be completed before late November this year.

Income from Operations

For the nine months ended on September 30, 2023, loss from operations was $(426,450), as compared to loss from operations of $(115,621) for the nine months ended on September 30, 2022, a decrease of $310,829 or 269% year over year. The decrease in income from operations was primarily due to the decreasing in sales from our direct sales model client, eGT.

Net Income

As a result of the factors described above, our net loss was $(591,529) for the nine months ended on September 30, 2023, decreased by $303,819 from the net loss of $(287,710) for the nine months ended September 30, 2022.

Equity and Capital Resources

As of nine months ended September 30, 2023, we had an accumulated deficit of $(2,411,286). As of September 30, 2023, we had cash of $44,009 and negative working capital of $(9,928,099), compared to cash of $51,417 and a negative working capital of $(8,079,248) on December 31, 2022. The decrease in the working capital was primarily due to the decreased account receivable-related party which was affected by the indirect sales. These factors and our ability to raise additional capital to accomplish our objectives, raises substantial doubt about our ability to continue as a going concern.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were material weakness in our internal controls over Financial reporting as of September 30, 2023 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The material weakness in our controls and procedure were lack of US GAAP knowledge and segregation duties. Management does not believe that any of these material weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From May to July 2023, the Company issued 133,000 shares of common stocks at $3.00 per share pursuant to private placements to ten individuals for cash. The total $399,000 subscription were fully received as of September 30, 2023. On July 5, 2023, the Company sold 7,000 shares of its common stock pursuant to private placement to one investor at $3.00 per share for total amount of $21,000. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

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

RUBBER LEAF INC

Date: November 13, 2023	/s/ Xingxiu Hua
Xingxiu Hua, Chief Executive Officer

Date: November 13, 2023	/s/ Hua Wang
Hua Wang, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

