Form 10-K
period 2023-12-31
Rubber Leaf Inc
filed 2024-03-27
CIK 1893657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

+86-0574-88733850

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant include in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting shares of the Company’s common stock held by non-affiliates as of June 30, 2023 based on the last sale of the Company’s common stock, was approximately $367,862.

As of March 26, 2024, the Registrant had 41,109,458 shares of common stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

In this Annual Report on Form 10-K (this “Annual Report”), unless otherwise stated or as the context otherwise requires, references to “Rubber Leaf Inc” “Rubber Leaf” “RLI,” the “Company,” “we,” “us,” “our” and similar references refer to Rubber Leaf Inc, a Nevada corporation. Our logo and other trademarks or service marks of the Company appearing in this Annual Report are the property of Rubber Leaf Inc. This Annual Report also contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing in this Annual Report are the property of their respective holders.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report includes some statements that are not purely historical and that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking.

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

ii

PART I

Item 1. Business.

Overview

We are a Nevada-incorporated corporation, operating primarily through our wholly owned subsidiary, Rubber Leaf Sealing Products (Zhengjiang) Co., Ltd. (“RLSP”). Specializing in the production and sales of automotive rubber and plastic sealing strips, we have established ourselves as an important supplier to several major auto original equipment manufacturers, or OEMs, including eGT New Energy Automotive Co., Ltd. (“eGT”) and Volkswagen. With significant advancements in rubber formulations and manufacturing technologies, we have strategically positioned ourselves in the dynamic automotive parts market. Operating through both direct and indirect sales models, we, despite entering the market in 2019, have rapidly expanded our market presence.

Business Strategy

Our wholly owned subsidiary RLSP, an automotive rubber and plastic sealing strip manufacturer, has been acknowledged as first-tier supplier to manufacture sealing strips for some auto Original Equipment Manufacturers, such as eGT and Volkswagen. Since December 2019, RLSP has been supplying automotive rubber and plastic sealing strips to eGT, a joint venture between Dongfeng and French Renault. Additionally, RLSP has also been acknowledged as second-tier manufacturer of automotive rubber and plastic sealing strip from some Branded Automobile Manufacturers (the “Auto Manufacturers”). Despite only entering the Chinese automotive sealing strip market in 2019, RLSP’s well known customers and our own unique advantages have allowed us to rapidly expand our market presence and increase our market share.

Recent Developments

The following highlights recent material developments in our business:

●	FAW-Volkswagen Agreements

In October 2023, we entered into a joint research and development agreement, confidentiality agreement and integrity cooperation agreement with FAW-Volkswagen Automotive Company, Ltd. (“FAW-Volkswagen”). Following detailed quotations, technical analyses and cost control proposals in November 2023, and subsequent facility inspections by the customer, FAW-Volkswagen accepted our quotation and technical plan in December 2023 for the delivery of sample rubber materials.

●	Hozon New Energy Auto Orders

In February 2024, we cooperated with Hozon New Energy Auto Co., Ltd for whole car rubber window sealing orders. The engagement commenced with technical consultations in November 2023, leading to the acceptance of our quotation and cost plan in December 2023. Post the inspection of our site, factory building and equipment, we are scheduled to supply sample products in March 2024, initiate the first batch production in August 2024 and ramp up production beginning in October 2024. The initial production is forecasted to be between 3,000 to 4,000 rubber window seal sets, increasing by 2,000 sets monthly, with a peak monthly production of 12,000 sets.

Main Products

●	Since our establishment, we have been engaged in the research and development, design, production and sales of auto parts such as automobile sealing strips. We have strong capabilities in tooling, mold creation, specialized equipment development, and comprehensive product design skills. We mainly supply sealing strip products for domestic and foreign automobile manufacturers, as well as supporting research and development and follow-up services.

Technology Development Advantage

●	With extensive experience in the rubber industry, we have formed a strong technical advantage in the field of rubber formulations. Our high-hardness rubber and low-density sponge production technology have reached the domestic leading level. We are also expertise in the areas of rubber vulcanization, modular development, three-dimensional molding, seamless interface, surface pre-coating, and surface flocking technologies. We are a leading candidate in the development and application of technology, rubber mixing process technology, CAE, CAD analysis simultaneous development technology and length control technology, and has applied these technologies to mass production. Moreover, we have gained experience and technical proficiency necessary for synchronous development with automotive OEMs

Customer Resource Advantage

●	For auto parts manufacturers that supply to auto OEMs, establishing and maintaining cooperative relationships with mainstream auto OEMs is the key to their survival and development. We have established a strong cooperative relationship with internationally renowned automobile manufacturers, become a supplier for eGT and Volkswagen. Automobile manufacturers enforce stringent criteria for qualifying suppliers, assessing factors such as enterprise scale, quality system, technology development capabilities, quality capabilities, on-site 5S, procurement management, process management, quality improvement capabilities, human resource training and other aspects. This evaluation process typically spans 1-3 years.

Investment Highlights

●	Our Company’s revenue-generating activities are anchored in a diverse portfolio of innovative products and services, as detailed in the “Main Products” subsection of our “Business” section. Central to our success is our range of rubber and plastic car window and door sealing strips, which have established a strong market presence due to their quality and unique design for different automobiles. These offerings cater to our OEM customers, addressing key market demands and trends. Our revenue streams are further bolstered by our whole car rubber and plastic design ability, which complement our main offerings and provide integrated solutions to our clients. This holistic approach not only diversifies our income sources but also enhances customer retention and satisfaction. Our commitment to innovation, coupled with a strategic focus on emerging market needs, positions us uniquely in the industry. This approach has enabled us to maintain a competitive edge and continue to expand our market reach, thereby offering promising investment potential.

Growth Strategies

●	A key pillar of our growth plan is to enhance product innovation and development, and expand new customers, allowing us to stay ahead in a rapidly evolving market and meet the emerging needs of our customers. We are committed to investing in research and development, which will drive the introduction of new products and improvements to existing ones.

●	Another critical component of our strategy is geographic expansion. We aim to enter new international markets and increase our share in existing markets by leveraging our strong distribution networks and marketing strategies. This will not only diversify our customer base but also reduce our dependency on any single market.

●	Additionally, we plan to pursue strategic partnerships and acquisitions in different countries (our first target is the U.S.), which will allow us to access new technologies, expand our product lines and enter new markets more rapidly than organic growth alone would permit.

●	Finally, a focus on operational efficiency and cost management will ensure that we remain competitive and profitable, even as we invest in growth. By optimizing our operations and carefully managing expenses, we can reinvest savings into key growth areas.

With the increasingly fierce competition in the automobile manufacturing industry, auto OEMs demand greater comprehensive strength and industry experience from their suppliers. The ability to provide support services to mainstream auto OEMs is becoming a more critical criterion for customers in choosing suppliers. Therefore, the automobile manufacturing industry has gradually become a relatively closed ecosystem, where only auto parts suppliers with high-quality customer bases can achieve a sustainable cycle of development.

Sales and Marketing

Our primary offerings consist of automotive rubber and plastic sealing strips tailored for specific models. These products boast distinctive personalized customization features, making the direct sales model the predominant approach. We directly engage with the auto OEMs or their first-tier suppliers to obtain supplier qualifications, define product specifications and models, negotiate product prices and finalize orders.

All of our executives are seasoned industry professionals with extensive experience in the automotive sector for more than 20 years. Their expertise and extensive network facilitate our market expansion for businesses. While securing approval from auto OEMs may be a time-intensive process, once established as their supplier, our orders demonstrate stability spanning several years.

Our sales process is generally divided into two stages: product development and mass supply. In the initial product development stage, we initiate contact with potential customers, gaining entry into the list of qualified suppliers through a series of reviews by them. After securing projects through bidding or other methods, we will collaborate with automakers and their component suppliers to either enhance existing seal products for mass-produced models or develop new models that align with the specified functions, performance criteria and cost requirements.

Prior to finalizing batch supply agreements, which refer to supply agreements where “batch” means a specific quantity of products or materials, uniformly processed to maintain quality and identified by a unique number for efficient traceability and distribution, customers conduct thorough evaluations of our factory area, production lines and management system to verify our capacity for mass supply and ensure consistency in product quality. This stage is time-consuming, with the improved development of seals for mass-produced models typically taking around six months. Simultaneous development of new models with auto OEMs and their accessory suppliers often extends over a year or more. Based on considerations such as cost efficiency and product consistency, auto OEMs generally choose one or two major suppliers for a given automotive seal product. Therefore, in the batch supply stage, we can generally obtain consistent and stable orders based on the production and sales volume of the models incorporating our products. At this stage, our primary responsibilities include providing high-quality products in a timely manner based on customer orders, offering after-sales service, engaging in regular or irregular price negotiations and formalizing pricing contracts.

Our sales are substantially dependent on one major customer and related party, Shanghai Xinsen Import & Export Co., Ltd for the year ended December 31, 2022. Effective on October 1, 2022, Ms. Xingxiu Hua, the Company’s Chief Executive Officer, President, and Chairperson, reduced her direct ownership in Shanghai Xinsen from 90% to 15%. Concurrently, Ms. Hua stepped down as the Legal Representative and General Manager of Shanghai Xinsen pursuant to a board resolution of Shanghai Xinsen on the same date. This change in ownership was made and certified by the local government on October 11, 2022. Ms. Hua’s decision to change her ownership in Shanghai Xinsen was driven by her desire to focus more on improving RLSP’s business strategy and market development. Despite these changes, we expect our future sales to Shanghai Xinsen will remain unaffected since RLSP has established a matured sales system with Shanghai Xinsen over the years. Furthermore, two of Shanghai Xinsen’s customers, Shanghai Hongyang and Wuhu Huichi, who indirectly purchased RLSP’s products through Shanghai Xinsen, have been using RLSP’s products stably and consistently for many years.

We currently operate with two sales models, the direct supply model and indirect supply model:

Model A (Direct Supply Model)

Following successful on-site inspections by auto OEMs, RLSP secures listing in its directories as a first-tier supplier that directly provides products to the OEM. For example, eGT is an auto OEM, and we serve as their first-tier supplier. eGT directly signs purchase or supply agreements with RLSP. This positions RLSP to independently procure raw materials, manufacture final products and directly deliver finished goods to the warehouses of the auto OEMs. RLSP fulfills its performance obligation upon the delivery of finished products to their warehouses, following a subsequent quality inspection approved by them. Simultaneously, they may request product replacements for disqualified items. Ownership and control of our finished products transfer to customers upon successful inspection and acceptance into an OEM’s warehouse. Revenue recognition occurs upon the transfer of control of our products to a customer, with payments made directly by the OEM.

Model B (Indirect Supply Model)

RLSP receives the purchase orders from our related parties-Shanghai Xinsen and Xinsen Sealing Products (Hangzhou) Co., Ltd (“Hangzhou Xinsen”) (collectively named as “Xinsen Group” for two companies together). The Company’s Chief Executive Officer, President and Chairperson, Ms. Xingxiu Hua, previously held a 90% ownership interest in Shanghai Xinsen and Shanghai Xinsen holds a 70% ownership interest in Hangzhou Xinsen. Effective October 1, 2022, Ms. Hua reduced her ownership of Shanghai Xinsen from 90% to 15%, and accordingly reduced her indirect ownership of Hangzhou Xinsen from 63% to 10.5%. The Xinsen Group serves as a certified second-tier supplier for branded Automobile Manufacturers (“Auto Manufacturers”). A second-tier supplier refers to a supplier that provides products to the first-tier suppliers of the OEM. First-tier suppliers could be suppliers of car doors, rubber and plastic components and other automobile parts. Auto Manufacturers issue consolidated purchase orders for complete sets of rubber and plastic auto parts for a particular model to their first-tier suppliers. These first-tier suppliers subcontract the production of rubber and plastic seals to second-tier suppliers. As a second-tier supplier and a facilitator of production rather than a direct manufacturer, Xinsen Group coordinates with us to fulfill orders. Upon receipt of purchase orders, RLSP procures rubber materials from our vendors. The production process involves outsourcing to third-party manufacturers for either work-in-process products (“WIP”) or finished products, based on management’s decisions in response to operational circumstances.

We employ two distinct forms of outsourced processing under Model B.

1)	RLSP purchases raw materials and subcontracts production to third-party manufacturers for WIP. Once WIP is finished and delivered to RLSP’s warehouse, RLSP performs certain manual processes, such as welding and constructing in order to meet the specification of the purchase orders. The completion of the final products is contingent upon a rigorous quality inspection conducted by RLSP, ensuring they meet the highest standards.

2)	RLSP purchases raw materials and subcontracts third party manufacturers to produce finished products. RLSP will trace and observe each step of production undertaken by third-party manufacturers, with a primary focus on the final quality control step.

The finished products are delivered to the warehouses of Xinsen Group’s upstream first-tier suppliers, either from our locations or those of the third-party manufacturers. Quality inspection is carried out by assigned inspectors from Xinsen Group upon delivery. RLSP fulfills its obligation when the finished products reach Xinsen Group’s customers and pass the qualified quality inspection.

In the event of products that do not pass inspection, the Xinsen Group initiates a product replacement process. Upon confirmation of quality and quantity, and acceptance of finished products into Xinsen Group’s customers’ warehouses, invoices are provided to us as proof of delivery. The date of the invoices signifies the transfer of ownership and control of the finished products under model B from us to Xinsen Group and indirectly to its upstream first-tier suppliers. We recognize at such time as Xinsen Group’s customers accept delivery of products.

The following diagram shows how sales are generated, how invoices and payments are processed and how our products are manufactured and distributed to customers, through our direct and indirect supply models.

Our Industry and Market Opportunity

We are confident that the demand for our products is closely linked to the expansion of our customers’ end markets, which are poised for growth. Insights from IHS Global Insight, a prominent economic and financial analysis firm, predict that starting from 2023, total vehicle sales in emerging markets (covering regions like Asia, excluding Japan, South America and Eastern Europe) are projected to match or surpass those in mature markets (encompassing North America, Western Europe and Japan). This forecast is underpinned by escalating income levels that are fueling secular growth. This upward trajectory in emerging markets signifies a substantial growth prospect for the global automotive industry, particularly for manufacturers and suppliers of components consisting of rubber materials utilized in automobile production. We anticipate that the surge in our markets will be bolstered by the enhancement of living standards in emerging markets, the internationalization of automotive platforms, advancements in fuel efficiency and the escalating demand for lightweight materials and refined automotive interior materials. Furthermore, there’s an extensive growth in the requirement for quality rubber materials within the automotive sector. We are in a prime position to leverage these evolving trends and foresee continued benefits from the improving market dynamics within our industry. Over recent years, there has been a rationalization of higher-cost capacities across many of our key product lines, accompanied by numerous consolidation activities within the rubber materials sector. We envisage that our markets will persist in a long-term trend towards consolidation, presenting opportunities for our enterprise due to our scale and extensive geographical presence. Moreover, market developments pertaining to certain raw materials we use significantly influence our business operations.

Vendors

To reduce the purchase cost and enhance the purchase power, our subsidiary, RLSP purchases approximately 93% of the raw materials from Shanghai Haozong Rubber & Plastic Technology Co., Ltd. Mr. Jun Tong, one of the Company’s directors, holds a 30% ownership of Shanghai Haozong. Our current business strategy leads to a significant reliance on Shanghai Haozong for our supply needs.

COVID-19

Even after the COVID-19 pandemic has subsided, COVID-19 continues to cause operational disruptions to businesses due to factors such as sporadic outbreaks, new variants and subvariants and varying responses by governments and public health authorities. Any future outbreak may impact the overall availability and cost of materials and logistics, which may adversely affect our operations and financial results. If there is another outbreak of COVID-19 or a similar public health threat, it could impact demand for our products, which in turn could adversely affect our revenue and results of operations.

Geopolitical Conditions

Our operations could be disrupted by acts of war, terrorist activity or other similar events, including the Israel-Palestine war in October 2023 and the current or anticipated impact of military conflict and related sanctions imposed on Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations by the United States and other countries due to Russia’s invasion of Ukraine in February 2022. It is not possible to predict the broader consequences of the conflicts, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof and with regard to the Russia-Ukraine war, any counter measures or retaliatory actions by Russia or Belarus in response, including, for example, potential cyberattacks or the disruption of energy exports.

In addition, geopolitical conditions can disrupt global supply chains, affecting both the procurement of essential raw materials and the delivery of our products. Interruptions or delays in receiving necessary inputs could hinder our manufacturing. This may result in market volatility, affecting the prices of raw materials and energy. Fluctuations in the cost of rubber and other necessary commodities used in our manufacturing may impact our profit margins and overall financial stability. In addition, political instability may result in trade restrictions or economic sanctions, potentially limiting our access to certain markets or sources of materials, impacting our sales and supply chain.

Competition

According to the statistics of the Automobile Industry Branch of the China Association of Automobile Manufacturers, the 33 major automobile rubber sealing strip manufacturers that participated in the statistics in 2020, the scope of supporting cooperation covers almost all automobile manufacturers in China and all automobile manufacturers including passenger cars and commercial vehicles. In 2020, the rubber sealing strip industry achieved revenues of about 15.53 billion Chinese RMB, of which main business candidates of the industry accounted for about 95% of the market share.

There is significant competition for the rubber sealing strip industry in the PRC. Despite the competitive nature of the market with approximately 200 key players globally holding a significant market share, our Company stands out due to our unique strengths and capabilities. We hold a competitive edge in two significant areas:

Product Versatility: We have the unique capability to manufacture both rubber and plastic sealing components. In China, this versatility is matched only by Cooper Standard. This dual-material production capability allows us to meet a wide range of client requirements and sets us apart in a market where most competitors specialize in only one type of material.

Comprehensive Production Line Advantage: Our production lines are designed for the comprehensive assembly of all rubber and plastic sealing components required for vehicles. While the majority of companies in the sector can only cater to a portion of the sealing components, we specialize in fulfilling complete vehicle sealing component orders. This holistic approach not only ensures efficiency and consistency in quality but also positions us as a one-stop solution for our clients’ sealing needs.

As a small, early-stage company, navigating a market with established and emerging competitors poses its challenges. However, our specialized products and strategic marketing, coupled with our unique strengths in product versatility and comprehensive production capabilities, position us favorably. Despite the dynamic nature of this mature and evolving marketplace, we believe these distinctive advantages fortify our competitive stance, though we continue to recognize the need for agility and innovation to maintain and enhance our market position.

Many of our competitors are larger than we are and can devote more resources than we can do to the manufacture, distribution and sale of the rubber sealing strip. In order to successfully compete in our industry, we will need to:

●	Expand our customers basis and strive for additional orders;

●	Raise funds to support our operations and expand our capacities;

●	Recruit talent to explore high technology (e.g., advanced technology in our industry, including, among other things, environmental friendly raw materials, etc.); and

●	That we provide outstanding product quality, customer service and rigid integrity in our business dealings.

However, there can be no assurance that even if we do these things we will be able to compete effectively with the other companies in our industry. We believe that we have the required management expertise in the rubber sealing strip industry with good development potential and affordable price.

Government Regulations

●	Environmental Protection. The production of chemical pollutants in China must obtain a certificate from the relevant department. Rubber compound is a heavily polluting industry and must be approved by the local environmental protection department in China before it can be produced. Our company has qualified for all environmental assessment criteria.

●	Production and Operation License. In China, it is necessary to obtain a business license issued by the Chinese Ministry of Commerce to operate the business related to the business license. RLSP’s main business includes manufacturing the rubber and plastic sealing strips for automotive windows and doors, and RLSP obtained its business license in July 2019.

Our wholly owned subsidiary, RLSP, is incorporated and operating in the PRC. RLSP has obtained the requisite permissions from Chinese authorities to operate its current business in China, including a business license and an approval from Ningbo Environmental Ecology Department regarding our manufacture process and environmental protection process.

Corporate History and Structure

Rubber Leaf Inc was incorporated under the laws of the State of Nevada on May 18, 2021. We acquired Rubber Leaf Sealing Products (Zhejiang) Co., Ltd. on May 27, 2021, through a Share Exchange Agreement between the Company and Xingxiu Hua, our Chief Executive Officer, President and Chairperson and who owned all of the issued and outstanding shares of RLSP (the “Share Exchange”). After the acquisition, RLSP became our 100% directly controlled subsidiary and wholly foreign-owned enterprise in China. Currently, all of our business is conducted through RLSP. RLSP was established in Fenghua, Ningo, China and commenced operations in July 2019. RLSP was the wholly owned subsidiary of Rubber Leaf LLC, a Delaware company organized on June 1, 2018, and Xingxiu Hua was the sole member of Rubber Leaf LLC. In May 2021, all of Rubber Leaf LLC’s ownership interests in RLSP was transferred to its sole member, Xingxiu Hua. RLSP specializes in the production and sales of automotive rubber and plastic sealing strips. We are a well-known auto parts enterprise, and we are also the first-tier supplier of well-known auto brands such as eGT and Volkswagen.

Our principal business address is Qixing Road, Weng’ao Industrial Zone, Chunhu Subdistrict, Fenghua District, Ningbo, Zhejiang, China.

The following diagram illustrates our corporate structure as of December 31, 2023.

Transfer of Cash Through our Group

Our equity structure is a direct holding structure, that is, Rubber Leaf Inc, directly controls Rubber Leaf Sealing Products (Zhejiang) Co., Ltd., a company established in People’s Republic of China.

If RLI intends to distribute dividends, RLI will transfer the dividends from RLSP to RLI in accordance with the laws and regulations of the PRC, and then the dividends will be distributed from RLI to all shareholders respectively in proportion to the shares they hold, regardless of whether the shareholders are U.S. investors or investors in other countries or regions. We are able to make such transfers through banks in China under current account items, such as profit distributions and trade and service-related foreign exchange transactions, which can be made in foreign currencies without prior approval from State Administration of Foreign Exchange (the “SAFE”) by complying with certain procedural requirements with the banks. However, approval from or registration with appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies.

As of December 31, 2023 and 2022, our CEO Ms. Xingxiu Hua and CFO Mr. Hua Wang, provided loans to RLI totaling $2,422,625 and $2,300,495, respectively. These loans do not bear interest and are due on demand. For the years ended December 31, 2023 and 2022, RLI made capital contributions of $125,000 and 2,055,415, respectively, to RLSP to support its daily operation, within the current existing approved registered capital limits of RLSP in China. The cash transfer was approved by Agricultural Bank of China, Fenghua Branch, which is authorized by the State Administration of Foreign Exchange. PRC laws and regulations allow an offshore holding company to provide funding to its wholly owned subsidiary in China only through loans or capital contributions, subject to the filing or approval of government authorities and limits on the amount of capital contributions and loans. Subject to satisfaction of applicable government registration and approval requirements, we may extend inter-company loans to our wholly owned subsidiary in China or make additional capital contributions to fund RLSP’s capital expenditures or working capital. For an increase of its registered capital, RLSP needs to file such change of registered capital with the China’s Ministry of Commerce (“MOFCOM”) or its local counterparts. If RLI provides funding to RLSP through loans, the total amount of such loans may not exceed the difference between the entity’s total investment as approved by the foreign investment authorities and its registered capital. Such loans must be registered with SAFE or its local branches.

As of the date of the report, no cash and other asset transfers have occurred from RLSP to RLI, and no dividends or distributions have been made from RLSP to RLI, and RLI has not paid any dividends to investors. For the foreseeable future, the Company intends to use the earnings for research and development, to develop new products and to expand its production capacity. As a result, we do not expect to pay any cash dividends.

Our PRC subsidiary’s ability to distribute dividends is based upon their distributable earnings. Current PRC regulations permit our PRC subsidiary to transfer profits to RLI only out of its after-tax accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our subsidiary in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Each of such entity in China is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation.

To address persistent capital outflows and the RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China and SAFE have implemented a series of capital control measures in the subsequent months, including stricter vetting procedures for China-based companies to remit foreign currency for overseas acquisitions, dividend payments and shareholder loan repayments. The PRC government may continue to strengthen its capital controls and our PRC subsidiary’s dividends and other distributions may be subject to tightened scrutiny in the future. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if our subsidiary in the PRC incur debt on its own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments.

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

In addition, if RLSP incurs debt on its own behalf in the future, the instruments governing such debt may restrict its ability to pay dividends. As of the date of this Annual Report, other than the transfer of cash in the amount of $125,000 and $2,055,415, respectively, from RLI to RLSP as capital contribution for its daily operation for the years ended December 31, 2023 and 2022, respectively, there were no material cash flows between RLI and RLSP and for the past two fiscal years, RLSP has not declared any dividends or made other distributions to the Company nor has the Company paid dividends or made other distributions to its shareholders. We do not expect to pay cash dividends in the near future.

Description of Property

We purchased a piece of land in Fenghua District, Ningbo City, Zhejiang Province, where we completed the construction of a new factory and obtained its property certificate for production in December 2023. This new factory is projected to accommodate 15 TPV production lines and 10 EPDM production lines, which can meet the requirements of 3 million vehicles.

Human Capital Resources

As of March 20, 2024, we had a total of 24 full-time employees. In compliance with PRC law, we provide our employees with five types of insurances.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our Company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Patents and Trademarks

The Company currently has two patents, which were issued by China National Intellectual Property Administration on August 24, 2021 and September 7, 2023, respectively, to our fully-owned subsidiary RLSP. The duration of each patent is ten (10) years.

●	The first patent is a type of external water squeegee for cleaning car windows. This device features a furry surface that sweeps across the glass, efficiently removing water and debris while directing them away from the vehicle.

●	The second patent is an easily replaceable internal water squeegee. Its design incorporates a structure that easily attaches to the car door’s metal frame using plastic grooves, allowing for straightforward removal and replacement.

●	For new energy vehicles, the sealing strip is both a first-level exterior part and a first-level functional part. The weight of the sealing strip and environmental protection has also become vital research topics.

●	Typically, both internal and external water squeegees are made of rubber and steel bands. Our patents use recyclable plastic instead of rubber and metal skeleton components, thus enhancing environmental sustainability, reducing weight, and improving recyclability.

The Company currently does not own any trademarks.

Legal Proceedings

Except as set forth below, we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation, and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our Company.

On March 1, 2024, RLSP filed a complaint against Ningbo Rongsen Construction Co., Ltd (“Ningbo Rongsen”) in the Ningbo Intermediate People’s Court of China, challenging the overvalued construction costs of our newly constructed factory. On March 5, 2024, RLSP received a notification from Ningbo Fenghua District People’s Court that the construction project contract dispute case of RLSP vs. Ningbo Rongsen has been filed. The case number is (2024) Zhejiang 0213 Civil Litigation No. 1737.

On August 5, 2022, RLSP and Ningbo Rongsen signed a Construction Engineering Contract, with an agreed project cost of US $4,931,105 (RMB 35 million). The project was completed on October 25, 2023, and subsequently audited by Ningbo Zhongxin Engineering Management Co., Ltd., which initially appraised the project at US $6,519,991 (RMB 46,277,593). Based on this appraisal, RLSP signed a Settlement Payment Agreement with Ningbo Rongsen on January 7, 2024, setting the final settlement price at US $7,171,990 (RMB 50,905,352).

However, a significant discrepancy emerged following a second evaluation by Kexin United Engineering Consulting Co., Ltd., which determined the project cost to be US $5,221,922 (RMB 37,064,159), indicating a discrepancy of 26.32% compared to the price in the Settlement Payment Agreement. Citing a major misunderstanding influenced by the initial overvaluation, RLSP seeks legal action to revoke the Settlement Payment Agreement, in accordance with Article 147 of the Civil Code of the People’s Republic of China, which allows for the revocation under significant misunderstanding.

Our management maintains confidence in our legal standing and is actively pursuing a resolution that will be beneficial to us. As legal proceedings are subject to inherent uncertainties, we cannot predict the outcome of this matter at the time of filing this Annual Report.

Reports to Security Holders

The Company’s documents filed with the Securities and Exchange Commission (“SEC”) may be inspected at the SEC’s principal office in Washington, D.C. Copies of all or any part of the registration statement may be obtained from the Public Reference Section of the SEC, 100 F Street N.E., Washington, D.C. 20549. Call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference rooms. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and information regarding registrants that file electronically with the SEC. All of the Company’s filings may be located under the CIK number 0001893657.

Item 1A. Risk Factors.

An investment in our common stock is highly speculative and should only be made by persons who can afford to lose their entire investment in us. You should carefully consider the following risk factors and other information in this Annual Report before deciding to become a holder of our common stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

Risks Related to Doing Business in the People’s Republic of China (“PRC”)

PRC regulations relating to investments in foreign companies by PRC residents may subject our PRC-resident beneficial owners or our PRC subsidiary to liability or penalties, limit our ability to inject capital into our PRC subsidiary or limit our PRC subsidiary’ ability to increase its registered capital or distribute profits.

As a U.S. holding company of our PRC subsidiary, we may make loans to our PRC subsidiary or may make additional capital contributions to our PRC subsidiary, subject to satisfaction of applicable governmental registration and approval requirements.

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

Under SAFE Circular 37, PRC residents who make, or have prior to the implementation of SAFE Circular 37 made, direct or indirect investments in offshore special purpose vehicles, or SPVs, are required to register such investments with SAFE or its local branches. In addition, any PRC resident who is a direct or indirect shareholder of an SPV, is required to update its registration with the local branch of SAFE with respect to that SPV, to reflect any material change. Moreover, any subsidiary of such SPV in China is required to urge the PRC resident shareholders to update their registration with the local branch of SAFE to reflect any material change. If any PRC resident shareholder of such SPV fails to make the required registration or to update the registration, the subsidiary of such SPV in China may be prohibited from distributing its profits or the proceeds from any capital reduction, share transfer or liquidation to the SPV, and the SPV may also be prohibited from making additional capital contributions into its subsidiary in China. In February 2015, SAFE promulgated a Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or SAFE Notice 13. Under SAFE Notice 13, applications for foreign exchange registration of inbound foreign direct investments and outbound direct investments, including those required under SAFE Circular 37, must be filed with qualified banks instead of SAFE. Qualified banks should examine the applications and accept registrations under the supervision of SAFE. We have used our best efforts to notify PRC residents or entities who directly or indirectly hold shares in our U.S. holding company and who are known to us as being PRC residents to complete the foreign exchange registrations. However, we may not be informed of the identities of all the PRC residents or entities holding direct or indirect interest in our Company, nor can we compel our beneficial owners to comply with SAFE registration requirements. We cannot assure you that all other shareholders or beneficial owners of ours who are PRC residents or entities have complied with, and will in the future make, obtain or update any applicable registrations or approvals required by, SAFE regulations. Failure by such shareholders or beneficial owners to comply with SAFE regulations, or failure by us to amend the foreign exchange registrations of our PRC subsidiary, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities and limit our PRC subsidiary’s ability to make distributions or pay dividends to us or affect our ownership structure, which could adversely affect our business and prospects.

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

In light of the various requirements imposed by PRC regulations on loans to, and direct investment in, PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans to our PRC subsidiary or future capital contributions by us to our PRC subsidiary. If we fail to complete such registrations or obtain such approvals, our ability to fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

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

Our subsidiary, RLSP, is formed under and governed by the laws of the PRC. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference, but have limited precedential value. Since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and the enforcement of these laws, regulations and rules involves uncertainties.

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

We may be subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity and data protection. We may be liable for improper use or appropriation of personal information provided by our customers.

We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity and data protection. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. In particular, there are numerous laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure and protection of personal information and other user data. Such laws and regulations often vary in scope, may be subject to differing interpretations and may be inconsistent among different jurisdictions.

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

The PRC Criminal Law, as amended by its Amendment 7 (effective on February 28, 2009) and Amendment 9 (effective on November 1, 2015), prohibits institutions, companies and their employees from selling or otherwise illegally disclosing a citizen’s personal information obtained during the course of performing duties or providing services or obtaining such information through theft or other illegal ways. On November 7, 2016, the Standing Committee of the National People’s Congress of China (“SCNPC”) issued the Cyber Security Law of the PRC, or Cyber Security Law, which became effective on June 1, 2017.

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

The Civil Code of the PRC (issued by the PRC National People’s Congress on May 28, 2020 and effective from January 1, 2021) provides the main legal basis for privacy and personal information infringement claims under the Chinese civil laws. PRC regulators, including the CAC, Ministry of Industry and Information Technology and the Ministry of Public Security, have been increasingly focused on regulation in the areas of data security and data protection.

The PRC regulatory requirements regarding cybersecurity are constantly evolving. For instance, various regulatory bodies in China, including the CAC, the Ministry of Public Security and the State Administration for Market Regulation, have enforced data privacy and protection laws and regulations with varying and evolving standards and interpretations. In April 2020, the Chinese government promulgated Cybersecurity Review Measures, which came into effect on June 1, 2020. According to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security.

In November 2016, the SCNPC passed China’s first Cybersecurity Law (“CSL”), which became effective in June 2017. The CSL is the first PRC law that systematically lays out the regulatory requirements on cybersecurity and data protection, subjecting many previously under-regulated or unregulated activities in cyberspace to government scrutiny. The legal consequences of violation of the CSL include penalties of warning, confiscation of illegal income, suspension of related business, winding up for rectification, shutting down the websites and revocation of business license or relevant permits. In April 2020, the CAC and certain other PRC regulatory authorities promulgated the Cybersecurity Review Measures, which became effective in June 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On July 10, 2021, the CAC issued a revised draft of the Measures for Cybersecurity Review for public comments, which required that, in addition to “operator of critical information infrastructure,” any “data processor” carrying out data processing activities that affect or may affect national security should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed and illegally used or exited the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled or maliciously used by foreign governments after listing abroad. The CAC has said that under the proposed rules companies holding data on more than 1,000,000 users must now apply for cybersecurity approval when seeking listings in other nations because of the risk that such data and personal information could be “affected, controlled and maliciously exploited by foreign governments.” The cybersecurity review will also investigate the potential national security risks from overseas initial public offerings. On June 10, 2021, the SCNPC promulgated the PRC Data Security Law, which took effect on September 1, 2021. The Data Security Law also sets forth the data security protection obligations for entities and individuals handling personal data, including that no entity or individual may acquire such data by stealing or other illegal means, and the collection and use of such data should not exceed the necessary limits. The costs of compliance with, and other burdens imposed by, the CSL and any other cybersecurity and related laws may limit the use and adoption of our products and services and could have an adverse impact on our business. Further, if the enacted version of the Measures for Cybersecurity Review mandates clearance of cybersecurity review and other specific actions to be completed by companies like us, we face uncertainties as to whether such clearance can be timely obtained, or at all.

On August 20, 2021, the SCNPC promulgated the PRC Personal Information Protection Law (the “Personal Information Protection Law”), which took effect in November 2021. The Personal Information Protection Law provides that any entity involving processing of personal information (“Personal Information Processer”) shall take various measures to prevent the disclosure, modification or losing of the personal information processed by such entity, including, but not limited to, formulating a related internal management system and standard of operation, conducting classified management of personal information, taking safety technology measures to encrypt and de-identify the processed personal information, providing regular safety training and education for staff and formulating a personal information safety emergency accident plan. The Personal Information Protection Law further provides that a Personal Information Processer shall conduct a prior evaluation of the impact of personal information protection before the occurrence of various situations, including, but not limited to, processing of sensitive personal information (personal information that, once leaked or illegally used, may lead to discrimination against an individual or serious harm to an individual’s personal or property safety, including information on an individual’s ethnicity, religious beliefs, personal biological characteristics, medical health, financial accounts, personal whereabouts, etc.), using personal information to make automated decisions and providing personal information to any overseas entity.

On November 14, 2021, the CAC released the Regulations on Network Data Security (draft for public comments) and accepted public comments until December 13, 2021. The draft Regulations on Network Data Security provide that data processors refer to individuals or organizations that autonomously determine the purpose and the manner of processing data. If a data processor that processes personal data of more than one million users intends to list overseas, it shall apply for a cybersecurity review. In addition, data processors that process important data or are listed overseas shall carry out an annual data security assessment on their own or by engaging a data security services institution, and the data security assessment report for the prior year should be submitted to the local cyberspace affairs administration department before January 31 of each year. On December 28, 2021, the Measures for Cybersecurity Review (2021 version) was promulgated and took effect on February 15, 2022, which iterates that any “online platform operators” controlling personal information of more than one million users which seeks to list in a foreign stock exchange should also be subject to cybersecurity review. As advised by our PRC legal counsel, Shanghai Liqin Law Firm, neither we nor our subsidiary RLSP is among the “operator of critical information infrastructure” or “data processor” as mentioned above. The Company, through RLSP, is a supplier of automotive rubber sealing products in China, and designs, develops and manufactures auto rubber related products, and neither the Company nor its subsidiary is engaged in data activities as defined under the Personal Information Protection Law, which includes, without limitation, collection, storage, use, processing, transmission, provision, publication and deletion of data. In addition, neither the Company nor its subsidiary is an operator of any “critical information infrastructure” as defined under the PRC Cybersecurity Law and the Security Protection Measures on Critical Information Infrastructure. However, Measures for Cybersecurity Review (2021 version) was recently adopted and the Regulations on Network Data Security (draft for comments) is in the process of being formulated and the Opinions remain unclear on how it will be interpreted, amended and implemented by the relevant PRC governmental authorities.

There remain uncertainties as to when the final measures will be issued and take effect, how they will be enacted, interpreted or implemented, and whether they will affect us. If we inadvertently conclude that the Measures for Cybersecurity Review (2021 version) do not apply to us, or applicable laws, regulations, or interpretations change and it is determined in the future that the Measures for Cybersecurity Review (2021 version) become applicable to us, we may be subject to review when conducting data processing activities, and may face challenges in addressing its requirements and make necessary changes to our internal policies and practices. We may incur substantial costs in complying with the Measures for Cybersecurity Review (2021 version), which could result in material adverse changes in our business operations and financial position. If we are not able to fully comply with the Measures for Cybersecurity Review (2021 version), our ability to offer or continue to offer securities to investors may be significantly limited or completely hindered, and our securities may significantly decline in value or become worthless.

The CSRC has released the Trial Administrative Measures of Overseas Securities Offering and Listing by domestic companies and five guidelines, which came into effect on March 31, 2023. The Chinese government may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers, which could significantly limit or completely hinder our ability to offer or continue to offer our common stock to investors and could cause the value of our common stock to significantly decline or become worthless.

On December 24, 2021, the CSRC released the Administrative Provisions of the State Council Regarding the Overseas Issuance and Listing of Securities by Domestic Enterprises (Draft for Comments) (the “Draft Administrative Provisions”) and the Measures for the Overseas Issuance of Securities and Listing Record-Filings by Domestic Enterprises (Draft for Comments) (the “Draft Filing Measures”, and collectively with the Draft Administrative Provisions, the “Draft Rules Regarding Overseas Listing”), which stipulate that Chinese-based companies, or the issuer, shall fulfill the filing procedures after the issuer makes an application for initial public offering and listing in an overseas market, and certain overseas offering and listing such as those that constitute a threat to or endanger national security, as reviewed and determined by competent authorities under the State Council in accordance with law, may be prohibited under the Draft Rules Regarding Overseas Listing. On February 17, 2023, with the approval of the State Council, the CSRC released the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”) and five supporting guidelines, which came into effect on March 31, 2023. According to the Trial Measures, among other requirements, (1) domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedures with the CSRC; if a domestic company fails to complete the filing procedures, such domestic company may be subject to administrative penalties; and (2) where a domestic company seeks to indirectly offer and list securities in an overseas market, the issuer shall designate a major domestic operating entity responsible for all filing procedures with the CSRC, and such filings shall be submitted to the CSRC within three business days after the submission of the overseas offering and listing application. On the same day, the CSRC also held a press conference for the release of the Trial Measures and issued the Notice on Administration for the Filing of Overseas Offering and Listing by Domestic Companies, which clarifies that (1) on or prior to the effective date of the Trial Measures, domestic companies that have already submitted valid applications for overseas offering and listing but have not obtained approval from overseas regulatory authorities or stock exchanges may reasonably arrange the timing for submitting their filing applications with the CSRC, and must complete the filing before the completion of their overseas offering and listing; (2) a six-month transition period will be granted to domestic companies which, prior to the effective date of the Trial Measures, have already obtained the approval from overseas regulatory authorities or stock exchanges, but have not completed the indirect overseas listing; if domestic companies fail to complete the overseas listing within such six-month transition period, they shall file with the CSRC according to the requirements; (3) the CSRC will solicit opinions from relevant regulatory authorities and complete the filing of the overseas listing of companies with contractual arrangements which duly meet the compliance requirements, and support the development and growth of these companies; and (4) domestic companies that are already listed on overseas exchanges by or before March 31, 2023 are not required to make any filings with CSRC unless they raise additional equity financing.

As of the date of this Annual Report, neither we nor our PRC subsidiary has been subject to any investigation, or received any notice, warning, or sanction from the CSRC or other applicable government authorities related to our listing. If we are required to file with the CSRC for our future offering, there is no assurance that we can complete such filing in a timely manner or even at all. Any failure by us to comply with such filing requirements may result in an order to rectify, warnings and fines against us and could materially hinder our ability to offer or continue to offer our securities.

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

Our business is conducted in the PRC, our books and records are maintained in Renminbi or “RMB,” which is the currency of the PRC, and the financial statements that we file with the SEC and provide to our shareholders are presented in United States dollars. Changes in the exchange rate between the RMB and dollar affect the value of our assets and the results of our operations in United States dollars. The value of the RMB against the United States dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions and perceived changes in the economy of the PRC and the United States. Any significant revaluation of the RMB may materially and adversely affect our cash flows, revenue and financial condition.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions in China and by China’s foreign exchange policies. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar, and the RMB appreciated more than 20% against the U.S. dollar over the following three years. Between July 2008 and June 2010, this appreciation halted and the exchange rate between the RMB and the U.S. dollar remained within a narrow band. Since June 2010, the RMB has fluctuated against the U.S. dollar, at times significantly and unpredictably. On November 30, 2015, the Executive Board of the International Monetary Fund completed the regular five-year review of the basket of currencies that make up the Special Drawing Right, or the SDR, and decided that with effect from October 1, 2016, the RMB is determined to be a freely usable currency and will be included in the SDR basket as a fifth currency, along with the U.S. dollar, the Euro, the Japanese yen and the British pound. In the fourth quarter of 2016, the RMB depreciated significantly in the backdrop of a surging U.S. dollar and persistent capital outflows of China.

This depreciation halted in 2017, and the RMB appreciated approximately 7% against the U.S. dollar during this one-year period. The RMB in 2018 depreciated approximately by 5% against the U.S. dollar. Starting from the beginning of 2019, the RMB has depreciated significantly against the U.S. dollar again. In early August 2019, the People’s Bank of China set the RMB’s daily reference rate at RMB7.0039 to US$1.00, the first time that the exchange rate of RMB to U.S. dollar exceeded 7.0 since 2008. With the development of the foreign exchange market and progress towards interest rate liberalization and RMB internationalization, the PRC government may in the future announce further changes to the exchange rate system, and we cannot assure you that the RMB will not appreciate or depreciate significantly in value against the U.S. dollar in the future. It is difficult to predict how market forces or PRC, or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.

There remains significant international pressure on the Chinese government to adopt a flexible currency policy to allow the RMB to appreciate against the U.S. dollar. Significant revaluation of the RMB may have a material and adverse effect on your investment. Substantially all of our revenues and costs are denominated in RMB. Any significant revaluation of RMB may materially and adversely affect our revenues, earnings and financial position, and the value of, and any dividends payable on, our common stock in U.S. dollars.

To the extent that we need to convert U.S. dollars we receive from any future financing into RMB for capital expenditures and working capital and other business purposes, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we would receive from the conversion. Conversely, a significant depreciation of the RMB against the U.S. dollar may significantly reduce the U.S. dollar equivalent of our earnings, which in turn could adversely affect the price of our common stock, and if we decide to convert RMB into U.S. dollars for the purpose of making dividend payments on our common stock, strategic acquisitions or investments or other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us.

Very limited hedging options are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to adequately hedge our exposure or at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currency. As a result, fluctuations in exchange rates may have a material adverse effect on your investment.

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

In light of the flood of capital outflows of China in 2016 due to the weakening RMB, the PRC government has imposed more restrictive foreign exchange policies and stepped-up scrutiny of major outbound capital movement. More restrictions and substantial vetting process are put in place by SAFE to regulate cross-border transactions falling under the capital account. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

Under the PRC Enterprise Income Tax Law, or the EIT Law, we may be classified as a “resident enterprise” of China, which could result in unfavorable tax consequences to us and our non-PRC shareholders.

The EIT Law and its implementing rules provide those enterprises established outside of China whose “de facto management bodies” are located in China are considered “resident enterprises” under PRC tax laws. The implementing rules promulgated under the EIT Law define the term “de facto management bodies” as a management body which substantially manages, or has control over the business, personnel, finance and assets of an enterprise. In April 2009, the State Administration of Taxation, or SAT, issued the Circular on Issues Concerning the Identification of Chinese-Controlled Overseas Registered Enterprises as Resident Enterprises in Accordance With the Actual Standards of Organizational Management, known as Circular 82, which has provided certain specific criteria for determining whether the “de facto management bodies” of a PRC-controlled enterprise that is incorporated offshore is located in China. However, there are no further detailed rules or precedents governing the procedures and specific criteria for determining “de facto management body.” Although our board of directors (“Board”) and management are located in the PRC, it is unclear if the PRC tax authorities will determine that we should be classified as a PRC “resident enterprise.”

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

Political events, international trade disputes, and other business interruptions could harm or disrupt international commerce and the global economy and could have a material adverse effect on us and our customers, service providers and other partners.

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

As to the products we manufacture, we must manage our supply chain for raw materials and delivery of our products. Supply chain fragmentation and local protectionism within China further complicate supply chain disruption risks. Local administrative bodies and physical infrastructure built to protect local interests pose transportation challenges for raw material transportation and product delivery. In addition, profitability and volume could be negatively impacted by limitations inherent within the supply chain, including competitive, governmental, legal, natural disasters and other events that could impact supply and price. Any of these occurrences could cause significant disruptions to our supply chain, manufacturing capability and distribution system that could adversely impact our ability to produce and deliver products.

A global pandemic of a novel strain of coronavirus first emerged in China in December 2019 and has spread globally. The pandemic has resulted in quarantines, travel restrictions and the temporary closure of stores and business facilities in China for the first half of 2020. In March 2020, the World Health Organization declared COVID-19 as a global pandemic. Furthermore, the effects of a subvariant of the Omicron variant of COVID-19, which may spread faster than the original Omicron variant, as well as the effects of any new variants and subvariants which may develop, including any actions taken by governments, may have the effect of increasing the already-existing supply chain problems or slowing our sales. Moreover, China’s former policy of effecting closures to avoid infections, including the recent lockdown in many provinces and municipalities in China, if reimplemented, could affect our results of operations.

Although the COVID-19 pandemic has ended, there still exists threats of a significant outbreak of COVID-19, including its variants and subvariants, and other infectious diseases in China and other parts of the world, the existence of which would result in a widespread health crisis that could adversely affect the economies and financial markets worldwide.

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

Since all of our customers and suppliers are located in the PRC, and we have received all requisite permissions to operate our business in China and no permission has been denied, we do not foresee a suspension of the production, purchase, sale or maintenance of our products in the near future. As of the date of this Annual Report, we have not encountered a situation where we are unable to supply products at competitive prices or at all due to export restrictions. As we have no business in Ukraine or Russia or in the Middle East, there are no foreseeable risks associated with it. We also have not encountered or do not expect to (i) suspend the production, purchase, sale or maintenance of certain items due to a lack of raw materials, parts or equipment; inventory shortage; reduced headcount; or delayed projects; (ii) experience labor shortage that impact our business; (iii) experience cybersecurity attack in our supply chain; (iv) experience higher costs due to constrained capacity or increased commodity prices, shipping costs or challenges sourcing material, or experience surges or declines in consumer demand for which we are unable to adequately adjust our supply; (v) be unable to supply products at competitive prices or at all due to export restrictions, sanctions, tariffs, trade barriers, or political or trade tensions among counties; or (vi) be exposed to supply chain risk in light of Russia’s invasion of Ukraine, conflicts in the Middle East and/or other related geopolitical tension.

The HFCAA and AHFCAA both call for additional and more stringent criteria to be applied to restrictive market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to our offering and if our auditors fail to permit the PCAOB to inspect the auditing firm, our common stock may be subject to delisting.

On April 21, 2020, the SEC and the PCAOB released a joint statement highlighting the risks associated with investing in companies based in or having substantial operations in certain “restrictive markets,” including China. The joint statement emphasized the risks associated with lack of access from the PCAOB to inspect auditors and audit work papers in China and higher risks of fraud in the markets where the PCAOB has limited access to the local auditing firms and their work.

On May 18, 2020, Nasdaq filed three proposals with the SEC to (i) apply a minimum offering size requirement for companies primarily operating in a restrictive market, (ii) adopt a new requirement relating to the qualification of management or the board of directors of companies in the restrictive markets and (iii) apply additional and more stringent criteria to an applicant or listed company based on the qualifications of the company’s auditor.

On December 18, 2020, the HFCAA was signed by then-President Donald Trump and became law. This legislation requires certain issuers to establish that they are not owned or controlled by a foreign government. Specifically, an issuer must make this certification if the PCAOB is unable to audit specified reports because the issuer has retained a foreign public accounting firm that is not subject to inspection by the PCAOB. Furthermore, if the PCAOB is unable to inspect the issuer’s public accounting firm for three consecutive years, the issuer’s securities are banned from trading on a national stock exchange.

On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which became law in December 2020. In June 2021, the Senate passed the AHFCAA, which was signed into law and reduced the time period for the delisting of foreign companies under the HFCAA to two consecutive years instead of three years.

On August 26, 2022, the SEC issued a statement announcing that the PCAOB signed a Statement of Protocol with the CSRC and the Ministry of Finance of the PRC governing inspections and investigations of audit firms based in China and Hong Kong, jointly agreeing on the need for a framework.

On December 15, 2022, the PCAOB announced it secured complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate the previous 2021 Determination Report to the contrary. However, whether the PCAOB will continue to be able to satisfactorily conduct inspections of PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong is subject to uncertainties and depends on a number of factors out of our and our auditor’s control. The PCAOB continues to demand complete access in mainland China and Hong Kong moving forward and is making plans to resume regular inspections in early 2023 and beyond, as well as to continue pursuing ongoing investigations and initiate new investigations as needed. The PCAOB has also indicated that it will act immediately to consider the need to issue new determinations with the HFCAA if needed.

Our auditor, Simon & Edward, LLP, is an independent registered public accounting firm with the PCAOB and is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor has been inspected by the PCAOB on a regular basis. However, the above recent developments may have added uncertainties to our proposed offering, to which Nasdaq may apply additional and more stringent criteria with respect to our auditor’s audit and quality control procedures, adequacy of personnel and training, sufficiency of resources, geographic reach and experience as related to their audits. If our independent registered public accounting firm fails to permit PCAOB to inspect its firm, our common stock may be subject to delisting by the stock exchange where such common stock will be listed.

Failure to make adequate contributions to various employee benefit plans as required by PRC regulations may subject us to penalties.

We are required under PRC laws and regulations to participate in various government sponsored employee benefit plans, including certain social insurance, housing funds and other welfare-oriented payment obligations, and contribute to the plans in amounts equal to certain percentages of salaries, including bonuses and allowances, of our employees up to a maximum amount specified by the local government from time to time at locations where we operate our businesses. The requirement of employee benefit plans has not been implemented consistently by the local governments in China given the different levels of economic development in different locations. As of the date of this Annual Report, we have paid and will continue to pay in the future, social insurance or housing fund contributions for all of our employees, and we have been in compliance with the requirements of relevant PRC regulations. If in the future we are determined by local authorities to fail to make adequate or sufficient contributions to any employee benefits as required by relevant PRC regulations, due to changes in regulations and requirement, we may face late fees or fines in relation to the underpaid employee benefits. As a result, our financial condition and results of operations may be materially and adversely affected.

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

Our PRC legal counsel, Shanghai SISU, has advised us that, the Company and its operating entity are full compliance with the M&A Rules in China. As of the date of this Annual Report, we have not received any notification of non-compliance. In the future, we may further grow our business by acquiring businesses. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the Ministry of Commerce or its local counterparts may delay or inhibit our ability to complete such transactions. Our ability to expand our business or maintain or expand our market share through future acquisitions would be materially and adversely affected.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us or our management named in the report based on foreign laws.

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

Risks Relating to Our Company and Our Industry

We have incurred substantial operating losses since our inception and there is substantial doubt about our ability to continue as a going concern.

We have incurred substantial operating losses since our inception. For the year ended December 31, 2023, we had approximately $41,687 cash on hand, an accumulated deficit of approximately $3.2 million at December 31, 2023, a net loss of approximately $1.1 million for the year ended December 31, 2023 and approximately $(94,676) net cash provided by operating activities for the year ended December 31, 2023. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We anticipate incurring additional losses until such time, if ever, that we will be able to effectively market our products.

If we have insufficient capital to operate our business under our current business plan, we have contingency plans for our business that include, among other things, the delay of the introduction of new products and a reduction in headcount which is expected to substantially reduce revenue growth and delay our profitability. There can be no assurance that our implementation of these contingency plans will not have a material adverse effect on our business.

We will seek to obtain additional capital through the sale of debt or equity financings or other arrangements to fund operations; however, there can be no assurance that we will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute investors and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit our ability to pay dividends or make other distributions to stockholders. If we are unable to obtain such additional financing, future operations would need to be scaled back or discontinued.

If we do not have or are unable to generate sufficient cash available to repay our secured debt obligations when they become due and payable, either upon maturity or in the event of a default, we may lose our rights to our assets, which could materially and adversely affect our liquidity and financial condition.

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

The operating and financial restrictions and covenants in the loan agreement, as well as any future financing agreements that we may enter into, could restrict our ability to finance our operations and to engage in, expand or otherwise pursue business activities and strategies that we or our stockholders may consider beneficial. If we do not have or are unable to generate sufficient cash available to repay our secured debt obligations when they become due and payable, either upon maturity or in the event of a default, we may lose our rights to our assets. This could materially and adversely affect our liquidity and financial condition and our ability to operate and continue our business as a going concern.

Many very large and well-funded companies have or are entering into various aspects of the automobile sealing products industry market that we are serving or that they are offering products and services that indirectly or directly compete with our proposed products and services. These factors could result in declining revenue, or inability to grow our business.

Sealing products for the automobile industry which play a role in reducing vibration and sealing sound insulations in vehicles are sophisticated, and in many ways unique. Numerous world class companies have entered into various aspects of our market. There currently are approximately 200 companies worldwide that have already occupied a big portion of the market in which we operate. As a small, early-stage company, it is uncertain if and how we will be able to compete with current and new competitors and products that are being announced and deployed. While we believe that we currently have a competitive advantage because of our specialized products and strategic marketing, coupled with our unique strengths in product versatility and comprehensive production line, we cannot give any assurance that we will in fact be able to successfully compete with the existing or new competitors in this mature and evolving marketplace.

A decline in general economic condition or other adverse economic conditions could lead to reduced consumer demand of automobiles, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Our operating and financial performance may be adversely affected by a variety of factors that influence the general economy. Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of unemployment, salaries and wage rates, prevailing interest rates, income tax rates and policies, consumer confidence and consumer perception of economic conditions. A decline in consumer spending may result in a decrease in sales of automobiles. Automobile manufacturers, responding to lower demand, may reduce production rates and seek price concessions from their suppliers of automobile components, including us. These actions may result in decreased orders for our products and increased pricing pressures, adversely affecting our revenue and profitability.

We rely substantially on our founder, Chief Executive Officer, President and Chairperson of the Board, Xingxiu Hua. We may be adversely affected if we lose her services or the services of other key personnel or are unable to attract and retain additional personnel.

Our success is substantially dependent on the efforts of our senior management, particularly Xingxiu Hua, our founder, Chief Executive Officer, President and Chairperson of the Board and on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract them. The loss of the services of Ms. Hua or other members of our senior management may significantly delay or prevent the achievement of our business objectives and we may not be able to find adequate replacements. If we lose the services of, or do not successfully recruit key sales and marketing, technical and corporate personnel, the growth of our business could be substantially impaired. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. At present, we do not maintain key man insurance for any of our senior management.

The requirements of being a public company may strain our resources, divert our management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act and are required to comply with the applicable requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and other applicable securities rules and regulations. Compliance with these rules and regulations have increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal controls over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. We may need to hire more employees to comply with these requirements in the future, which will increase our costs and expenses.

We may require additional capital to support growth, and such capital might not be available on terms acceptable to us, if at all. This could hamper our growth and adversely affect our business.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to enhance our products and services, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in public or private equity, equity-linked or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and respond to business challenges could be significantly impaired, and our business could be adversely affected.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

The PRC historically has been deficient in Western-style management and financial reporting concepts and practices, as well as in modern banking and other control systems. We may have difficulty in hiring and retaining a sufficient number of locally qualified employees to work in the PRC who are capable of satisfying the obligations of a U.S. public reporting company. As a result of these factors, we may experience difficulty in establishing adequate management, legal and financial controls (including internal controls over financial reporting), collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices in the PRC that meet U.S. standards as in effect from time to time.

We have a high concentration of sales with one major customer, Shanghai Xinsen, which is the related party of our founder, Chief Executive Officer, President and Chairperson of the Board, Xingxiu Hua, and accounted for 86% of our total revenues for the year ended December 31, 2023.

In order to stabilize customer relationships and maintain long-term orders, we authorized Shanghai Xinsen, one of our related parties, to act as our distributor to Shanghai Hongyang Sealing Co., Ltd. (“Shanghai Hongyang”) and Wuhu Huichi Auto Parts Co., Ltd. (“Wuhu Huichi”), two certified first-tier suppliers to automobile manufacturers and unrelated parties of RLSP and the Company. Our founder, Chief Executive Officer, President and Chairperson of the Board, Xingxiu Hua, holds a 15% ownership interest in Shanghai Xinsen directly. The loss of this distributor could have a material adverse effect on our results of operations unless and until we can replace such customer. The concentration of sales to major customers could subject us to loss of significant revenues in the event that we were to lose one or more of our larger customers.

We have a high concentration of purchases of raw materials from one major vendor, Shanghai Haozong, which is the related party of one of our directors. 95% of our total purchases of raw materials for the year ended December 31, 2023 was from Shanghai Haozong.

In order to reduce the purchase cost and enhance its purchase power, RLSP mainly purchases its raw materials from Shanghai Haozong at present. One of our directors, Jun Tong, holds a 30% ownership interest in Shanghai Haozong. Therefore, we currently substantial reliant on Shanghai Haozong for our raw materials. Any increase in purchase cost from Shanghai Haozong could have a material adverse effect on our results of operations unless and until we can replace such vendor.

We have engaged, and are likely to continue to engage, in certain transactions with related parties. These transactions are not negotiated on an arms’ length basis.

We have engaged in certain transactions with our related parties which are affiliated with our founder, Chief Executive Officer, President and Chairperson of the Board, Xingxiu Hua, and one of our other directors. We are likely to continue to engage in these transactions and may enter into new transactions with our related parties. None of these transactions has been negotiated as a result of arms’ length transactions. It is possible that we could have received more favorable terms had these agreements been entered into with third parties.

We may not be able to prevent others from the unauthorized use of our intellectual property and we may be accused of infringing the intellectual property rights of others, which could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to adequately protect our intellectual property rights, which could adversely affect our business, financial condition and results of operations. We regard our copyrights, patents, domain names, know-how, proprietary technologies and similar intellectual property (which we have ownership or legal rights to use) as critical to our success, and we rely on a combination of intellectual property laws and contractual arrangements to protect our proprietary rights though we may not be able to effectively protect our intellectual property rights or to enforce our contractual rights. Policing any unauthorized use of our intellectual property is difficult and costly and the steps we take may be inadequate to prevent the infringement or misappropriation of our intellectual property. In the event that we resort to litigation to enforce our intellectual property rights arising from breach of contract or third-party infringement, such litigation could result in substantial costs and a diversion of our managerial and financial resources and could put our intellectual property at risk of being invalidated or narrowed in scope. We cannot assure you that we will prevail in such litigation, and even if we do prevail, we may not obtain a meaningful recovery. In addition, our trade secrets may be leaked or otherwise become available to, or be independently discovered by, our competitors and we may receive notices claiming that we are infringing the proprietary rights of third parties. We cannot guarantee that we will not become the subject of infringement claims or legal proceedings by third parties. Any failure in maintaining, protecting or enforcing our intellectual property rights or being accused of infringing the intellectual property rights of others could have a material adverse effect on our business, financial condition and results of operations.

Our certificates, permits and license are subject to governmental regulation and renewal, and the failure to obtain renewal would cause all or part of our operations to be suspended and may have a material adverse effect on our financial condition.

We are subject to various PRC laws and regulations pertaining to our products and services for the automotive rubber industry. We have obtained certain certificates, permits and licenses required for our business. During the application or renewal process for our licenses and permits, we will be evaluated and re-evaluated by the appropriate governmental authorities and must comply with the prevailing standards and regulations, which may change from time to time. In the event that we are not able to obtain or renew the certificates, permits and licenses, all or part of our operations may be suspended by the government, which would have a material adverse effect on our business and financial condition. Furthermore, if escalating compliance costs associated with governmental standards and regulations restrict or prohibit any part of our operations, it may adversely affect our results of operations and profitability.

We are dependent on a major client for significant direct supply model revenue and any disruptions in its purchasing policies could materially and adversely affect our financial condition.

We are significantly dependent on eGT, a leading OEM, for a substantial portion of our direct supply model revenue. As a first-tier supplier, we provide eGT with automotive rubber and plastic sealing strips. Our financial performance is partly dependent on the operational stability and procurement policies of eGT and our other direct supply model clients.

In June 2023, eGT temporarily suspended its factory production, a decision that had a direct and adverse impact on our direct supply model order volume and revenue. This suspension led to a notable decline in orders from eGT, contributing to a decrease in our sales and resulting in a loss from operations for that period. Although eGT resumed production in late October 2023, and we anticipate an increase in our direct supply model revenue from eGT in the future, this recent suspension exemplifies the inherent risks associated with our reliance on a single client for a significant portion of our direct supply model revenue.

While we are optimistic about the resumption of orders from eGT and the potential for increased sales, there is no assurance that similar disruptions will not occur in the future. Any further suspensions, reductions in orders or significant changes in the purchasing policies of eGT or any of our other direct supply model clients could materially and adversely affect our financial condition.

Risks Relating to the Company’s Securities

There is currently a limited public market for our common stock on the Pink Open Market.

Our securities are currently quoted on the Pink Open Market, which is a less regulated and more speculative market than the national exchanges. The Pink Open Market provides significantly less liquidity than the national exchanges, and quoted prices for stocks on the Pink Open Market are often lower, which may make it difficult for our shareholders to liquidate their investment in our stock.

There is a risk that our securities could be removed from quotation on the Pink Open Market. Removal from quotation on the Pink Open Market may occur as a result of our failure to maintain the quotation standards of the Pink Open Market. If our securities were to be removed from quotation on the Pink Open Market, it may further reduce the liquidity and marketability of our stock and may decrease the market price of our stock.

Being removed from quotation on the Pink Open Market and the subsequent limitation on public market availability for our stock may also result in a number of other adverse effects, including without limitation, a reduced interest in our stock from investors and analysts, a decreased ability to issue additional securities or secure additional financing in the future and a diminished ability to provide equity incentives to our employees.

Investors should be aware that holding securities that have been removed from quotation on the Pink Open Market and subject to limited public market availability may involve a high degree of risk. The value of the securities is more volatile and may decrease significantly without the opportunity for sale or the ability to sell at a reasonable price. Potential investors are cautioned to carefully consider these risks, as well as all other risks associated with an investment in our stock, prior to making an investment decision.

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

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock, of which 41,109,458 shares are issued and outstanding as of the date of this Annual Report. The future issuance of our common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

We may issue shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Our Certificate of Incorporation authorizes us to issue up to 40,000,000 shares of preferred stock. Accordingly, our Board will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval.

Our preferred stock does not have any dividend, conversion, liquidation, or other rights or preferences, including redemption or sinking fund provisions. However, our Board could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.

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

We are an “emerging growth company” and a “smaller reporting company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors and make it more difficult to raise capital as and when we need it.

We are an “emerging growth company” and a “smaller reporting company” as defined in the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” and “smaller reporting companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

We will remain an “emerging growth company” until the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act, although we will lose that status sooner if our revenues exceed $1.235 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last day of our most recently completed second fiscal quarter.

We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) the market value of our common stock held by non-affiliates is equal to or less than $250 million as of the last business day of the most recently completed second fiscal quarter and (ii) our annual revenues is equal to or less than $100 million during the most recently completed fiscal year or the market value of our common stock held by non-affiliates is equal to or less than $700 million as of the last business day of the most recently completed second fiscal quarter.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. In addition, taking advantage of reduced disclosure obligations may make comparison of our financial statements with other public companies difficult or impossible. If investors are unable to compare our business with other companies in our industry, we may not be able to raise additional capital as and when we need it, which may materially and adversely affect our financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We acknowledge the increasing importance of cybersecurity in today’s digital and interconnected world. Cybersecurity threats pose significant risks to the integrity of our systems and data, potentially impacting our business operations, financial condition and reputation.

As a smaller reporting company, we currently do not have formalized cybersecurity measures, a dedicated cybersecurity team or specific protocols in place to manage cybersecurity risks. Our approach to cybersecurity is in the developmental stage, and we have not yet conducted comprehensive risk assessments, established an incident response plan or engaged with external cybersecurity consultants for assessments or services.

Given our current stage of cybersecurity development, we have not experienced any significant cybersecurity incidents to date. However, we recognize that the absence of a formalized cybersecurity framework may leave us vulnerable to cyberattacks, data breaches and other cybersecurity incidents. Such events could potentially lead to unauthorized access to, or disclosure of, sensitive information, disrupt our business operations, result in regulatory fines or litigation costs and negatively impact our reputation among customers and partners.

We are in the process of evaluating our cybersecurity needs and developing appropriate measures to enhance our cybersecurity posture. This includes considering the engagement of external cybersecurity experts to advise on best practices, conducting vulnerability assessments and developing an incident response strategy. Our goal is to establish a cybersecurity framework that is commensurate with our size, complexity and the nature of our operations, thereby reducing our exposure to cybersecurity risks.

In addition, the Board will oversee any cybersecurity risk management framework and a dedicated committee of the Board or an officer appointed by the Board will review and approve any cybersecurity policies, strategies and risk management practices.

Despite our efforts to improve our cybersecurity measures, there can be no assurance that our initiatives will fully mitigate the risks posed by cyber threats. The landscape of cybersecurity risks is constantly evolving, and we will continue to assess and update our cybersecurity measures in response to emerging threats.

For a discussion of potential cybersecurity risks affecting us, please refer to the “Risk Factors” section of this Annual Report.

Item 2. Properties.

We purchased a piece of land in Fenghua District, Ningbo City, Zhejiang Province, where we completed the construction of a new factory and obtained its property certificate for production in December 2023. This new factory is projected to accommodate 15 TPV production lines and 10 EPDM production lines, which can meet the requirements of 3 million vehicles.

Item 3. Legal Proceedings.

Except as set forth below, we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation, and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our Company.

On March 1, 2024, RLSP filed a complaint against Ningbo Rongsen Construction Co., Ltd (“Ningbo Rongsen”) in the Ningbo Intermediate People’s Court of China, challenging the overvalued construction costs of our newly constructed factory. On March 5, 2024, RLSP received a notification from Ningbo Fenghua District People’s Court that the construction project contract dispute case of RLSP vs. Ningbo Rongsen has been filed. The case number is (2024) Zhejiang 0213 Civil Litigation No. 1737.

On August 5, 2022, RLSP and Ningbo Rongsen signed a Construction Engineering Contract, with an agreed project cost of US $4,931,105 (RMB 35 million). The project was completed on October 25, 2023, and subsequently audited by Ningbo Zhongxin Engineering Management Co., Ltd., which initially appraised the project at US $6,519,991 (RMB 46,277,593). Based on this appraisal, RLSP signed a Settlement Payment Agreement with Ningbo Rongsen on January 7, 2024, setting the final settlement price at US $7,171,990 (RMB 50,905,352).

However, a significant discrepancy emerged following a second evaluation by Kexin United Engineering Consulting Co., Ltd., which determined the project cost to be US $5,221,922 (RMB 37,064,159), indicating a discrepancy of 26.32% compared to the price in the Settlement Payment Agreement. Citing a major misunderstanding influenced by the initial overvaluation, RLSP is seeking legal remedies to revoke the Settlement Payment Agreement, in accordance with Article 147 of the Civil Code of the People’s Republic of China, which allows for the revocation under significant misunderstanding.

Our management maintains confidence in our legal standing and is actively pursuing a resolution that will be beneficial to us. As legal proceedings are subject to inherent uncertainties, we cannot predict the outcome of this matter at the time of filing this Annual Report.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the Pink Open Market under the symbol “RLEA.” Our common stock is not listed on any national exchange. Over-the-counter market quotations for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

There were 56 holders of the Company’s common stock as of March 26, 2024. This figure does not include holders of shares registered in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain future earnings, if any, for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board deems relevant.

Securities Authorized under Equity Compensation Plans

On September 6, 2021, the Board unanimously approved a 2021 Equity Incentive Plan (the “2021 Plan”), which authorized the board to issue up to five million (5,000,000) common shares of the Company to qualified employees, consultant, officers and directors. In additional, on September 6, 2021, our majority shareholder and President, Ms. Xingxiu Hua, representing 98.94% of the Company’s outstanding voting stock as of September 6, 2021, approved our 2021 Plan. The number of shares voting for the 2021 Plan was sufficient for approval.

As of March 26, 2024, there are 95,900 common shares issued to our employees and director under the Company’s 2021 Plan.

EQUITY PLAN INFORMATION

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights:	Weighted average exercise price of outstanding options, warrants and rights:	Number of securities remaining available for future issuance:
2021 Equity Incentive Plan:
Equity compensation plans approved by security holders	–	$–	4,904,100
Equity compensation plans not approved by security holders	–	–	–
Total	–	$–	4,904,100

Securities Currently Outstanding

●	Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock, of which 41,109,458 shares were issued and outstanding, as of March 20, 2024.

●	Our Certificate of Incorporation authorizes us to issue up to 40,000,000 shares of preferred stock with no share issued and outstanding as of March 20, 2024.

Reports to Stockholders

We are currently subject to the information and reporting requirements of the Exchange Act and will continue to file periodic reports, and other information with the SEC.

Transfer Agent

West Coast Stock Transfer, Inc., located at 721 N. Vulcan Ave. 1st FL, Encinitas, CA 92024 is the registrar and transfer agent for the Company’s common stock.

Recent Sales of Unregistered Equity Securities

Set forth below is information as to all of our equity securities sold by us during our fiscal year ended December 31, 2023, which were not registered under the Securities Act.

Common Stock

From May to July 2023, the Company issued 133,000 shares of common stocks at $3.00 per share pursuant to private placements to ten individuals for cash. The total $399,000 subscriptions were fully received as of December 31, 2023. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

Preferred Stock

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Additional Information

We are a reporting issuer, subject to the Exchange Act. Our Quarterly Reports, Annual Reports, and other filings can be obtained from the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 6. [Reserved]

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This 10−K contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this Annual Report. The analysis set forth below is provided pursuant to applicable SEC regulations and is not intended to serve as a basis for projections of future events.

Overview

Rubber Leaf Inc was incorporated under the laws of the State of Nevada on May 18, 2021. We acquired Rubber Leaf Sealing Products (Zhejiang) Co., Ltd. on May 27, 2021, through a Share Exchange Agreement between the Company and Xingxiu Hua, our Chief Executive Officer, President and Chairperson and who owned all of the issued and outstanding shares of RLSP. After the acquisition, RLSP became our 100% directly controlled subsidiary and wholly foreign-owned enterprise in China. Currently, all of our business is conducted through RLSP. RLSP was established in Fenghua, Ningo, China and commenced operations in July 2019. RLSP was a wholly-owned subsidiary of Rubber Leaf LLC, a Delaware company organized on June 1, 2018, and Xingxiu Hua was the sole member of Rubber Leaf LLC. In May 2021, all of Rubber Leaf LLC’s ownership interests in RLSP was transferred to its sole member, Xingxiu Hua. RLSP specializes in the production and sales of automotive rubber and plastic sealing strips. We are a well-known auto parts enterprise, and we are also a first-tier supplier of well-known auto brands such as eGT and Volkswagen.

Our principal business address is located at Qixing Road, Weng’ao Industrial Zone, Chunhu Subdistrict, Fenghua District Ningbo, Zhejiang, China.

Key Factors Affecting our Performance

As a result of a number of factors, our historical results of operations may not be comparable to our results of operations in future periods, and our results of operations may not be directly comparable from period to period. Set forth below is a brief discussion of the key factors impacting our results of operations.

Known Trends and Uncertainties

Inflation

Our wholly owned subsidiary, RLSP, is our only operating entity that conducts business in the PRC. Since the inception of RLSP, inflation in China has not materially impacted our results of operations. According to the National Bureau of Statistics of China, the year-over-year percent changes in the consumer price index for 2019, 2020 and 2021 were increases of 2.9%, 2.5% and 0.9%, respectively. The PRC overall economy is expected to continue to grow. Although we have not in the past been materially affected by inflation, we can provide no assurance that we will not be affected in the future by higher rates of inflation in China. Future increases in the PRC’s inflation may adversely impact our financial condition and result of operations unless we are able to pass on these costs to our customers by increasing the prices of our products.

Supply Chain

The outbreak of COVID-19 since the beginning of March 2020, which led to general shutdown of cities in China, has had an adverse impact on our supply chain, and weakened the financial conditions of our suppliers and customers. However, it did not lead to severe supply chain disruptions at RLSP’s principal location and such disruptions did not have a material adverse impact on our business, financial condition, results of operations and cash flows. We continuously pay close attention to the supply chains that are impacted by COVID-19, perform further assessment and take relevant measures to minimize the impact. Except for the impact of COVID-19, there was no interruption that led to supply chain disruptions affecting our business.

As of the date of this Annual Report, COVID-19 supply chain disruptions do not materially affect our outlook or business goals, nor materially impact our results of operations or capital resources.

Geopolitical Conditions

Our operations could be disrupted by acts of war, terrorist activity or other similar events, including the Israel-Hamas war in October 2023 and the current or anticipated impact of military conflict and related sanctions imposed on Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations by the United States and other countries due to Russia’s invasion of Ukraine in February 2022. It is not possible to predict the broader consequences of the conflicts, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof and with regard to the Russia-Ukraine war, any counter measures or retaliatory actions by Russia or Belarus in response, including, for example, potential cyberattacks or the disruption of energy exports. The Russia-Ukraine and Israel-Hamas wars are likely to cause regional instability and geopolitical shifts and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. Any such event may in turn have a material and adverse effect on our business, results of operations and financial position.

In addition, geopolitical conditions can disrupt global supply chains, affecting both the procurement of essential raw materials and the delivery of our products. Interruptions or delays in receiving necessary inputs could hinder our manufacturing. This may result in market volatility, affecting the prices of raw materials and energy. Fluctuations in the cost of rubber and other necessary commodities used in our manufacturing may impact our profit margins and overall financial stability. In addition, political instability may result in trade restrictions or economic sanctions, potentially limiting our access to certain markets or sources of materials, impacting our sales and supply chain.

Effects of the COVID-19 Pandemic

If there is another outbreak of COVID-19 or a similar public health threat, it could impact demand for our products, which in turn could adversely affect our revenue and results of operations. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of any potential future COVID-19 outbreak and the actions taken by government authorities and other entities to contain COVID-19 or treat its impact, almost all of which are beyond our control. If the disruptions posed by any potential future COVID-19 outbreak or other matters of global concern continue for an extensive period of time, the operations of our business may be materially adversely affected.

To the extent COVID-19 or a similar public health threat has an impact on our business, it is likely to also have the effect of heightening many of the other risks described in the “Risk Factors” section.

Foreign Currency

Amounts reported in the condensed consolidated financial statements are stated in United States dollars, unless stated otherwise. Our subsidiary in the PRC use the Chinese renminbi (RMB) as their functional currency and the holding company, RLI, uses the United States dollar as their functional currency. For subsidiaries that use the local currency as the functional currency, all assets and liabilities are translated to United States dollars using exchange rates in effect at the end of the respective periods and the results of operations have been translated into United States dollars at the weighted average rates during the periods the transactions were recognized. Resulting translation gains or losses are recognized as a component of other comprehensive income (loss). We are subject to the effects of exchange rate fluctuations with respect to any of such currency.

In accordance with ASC 830, Foreign Currency Matters (ASC 830), we translate the assets and liabilities into United States dollars using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from RMB into United States dollar are recorded in stockholders’ equity as part of accumulated other comprehensive income. Further, foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Gains and losses on those foreign currency transactions are included in other income (expense), net for the period in which exchange rates change.

To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation.

Key Components of Our Results of Operations

Sales Revenue

We generate revenue through selling automotive rubber and plastic sealing strips under two models of supply:

Model A (Direct Supply Model)

Following successful on-site inspections by auto OEMs, RLSP secures listing in its directories as a first-tier supplier that directly provides products to the OEM. For example, eGT is an auto OEM, and we serve as their first-tier supplier. eGT directly signs purchase or supply agreements with RLSP. This positions RLSP to independently procure raw materials, manufacture final products and directly deliver finished goods to the warehouses of the auto OEMs. RLSP fulfills its performance obligation upon the delivery of finished products to their warehouses, following a subsequent quality inspection approved by them. Simultaneously, they may request product replacements for disqualified items. Ownership and control of our finished products transfer to customers upon successful inspection and acceptance into an OEM’s warehouse. Revenue recognition occurs upon the transfer of control of our products to a customer, with payments made directly by the OEM.

Model B (Indirect Supply Model)

RLSP receives the purchase orders from our related parties-Shanghai Xinsen and Xinsen Sealing Products (Hangzhou) Co., Ltd (“Hangzhou Xinsen”) (collectively named as “Xinsen Group” for two companies together). The Company’s Chief Executive Officer, President and Chairperson, Ms. Xingxiu Hua, previously held a 90% ownership interest in Shanghai Xinsen and Shanghai Xinsen holds a 70% ownership interest in Hangzhou Xinsen. Effective October 1, 2022, Ms. Hua reduced her ownership of Shanghai Xinsen from 90% to 15%, and accordingly reduced her indirect ownership of Hangzhou Xinsen from 63% to 10.5%. The Xinsen Group serves as a certified second-tier supplier for branded Automobile Manufacturers (“Auto Manufacturers”). A second-tier supplier refers to a supplier that provides products to the first-tier suppliers of the OEM. First-tier suppliers could be suppliers of car doors, rubber and plastic components and other automobile parts. Auto Manufacturers issue consolidated purchase orders for complete sets of rubber and plastic auto parts for a particular model to their first-tier suppliers. These first-tier suppliers subcontract the production of rubber and plastic seals to second-tier suppliers. As a second-tier supplier and a facilitator of production rather than a direct manufacturer, Xinsen Group coordinates with us to fulfill orders. Upon receipt of purchase orders, RLSP procures rubber materials from our vendors. The production process involves outsourcing to third-party manufacturers for either work-in-process products (“WIP”) or finished products, based on management’s decisions in response to operational circumstances.

We employ two distinct forms of outsourced processing under Model B.

1)	RLSP purchases raw materials and subcontracts production to third-party manufacturers for WIP. Once WIP is finished and delivered to RLSP’s warehouse, RLSP performs certain manual processes, such as welding and constructing in order to meet the specification of the purchase orders. The completion of the final products is contingent upon a rigorous quality inspection conducted by RLSP, ensuring they meet the highest standards.

2)	RLSP purchases raw materials and subcontracts third party manufacturers to produce finished products. RLSP will trace and observe each step of production undertaken by third-party manufacturers, with a primary focus on the final quality control step.

The finished products are delivered to the warehouses of Xinsen Group’s upstream first-tier suppliers, either from our locations or those of the third-party manufacturers. Quality inspection is carried out by assigned inspectors from Xinsen Group upon delivery. RLSP fulfills its obligation when the finished products reach Xinsen Group’s customers and pass the qualified quality inspection.

In the event of products that do not pass inspection, the Xinsen Group initiates a product replacement process. Upon confirmation of quality and quantity, and acceptance of finished products into Xinsen Group’s customers’ warehouses, invoices are provided to us as proof of delivery. The date of the invoices signifies the transfer of ownership and control of the finished products under model B from us to Xinsen Group and indirectly to its upstream first-tier suppliers. We recognize at such time as Xinsen Group’s customers accept delivery of products.

Related Party Revenues

We also generate revenue through the indirect supply model. We process the purchase orders from our related parties, subcontract them to third party suppliers, who will produce and deliver the finished products to the final customers. Specifically, we either purchase raw materials and subcontract them for manufacturing or procure the products directly in the market to supply our customers, which depends on the specific requirements of the orders.

Cost of Revenues

Cost of revenues is comprised of raw materials consumed, manufacturing costs, third party logistics and distribution costs including packaging, freight, transportation, depreciation of manufacturing equipment, shipping and handling costs, and inventory adjustment due to the defectives and inventory count.

Selling Expenses

Selling expenses principally consist of costs associated with our sales force. Our main selling cost is the commission fee payable on indirect supply model sales.

General and Administrative Expenses

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

Income taxes

We are governed by the Income Tax Law of the PRC, and the United States. We account for income tax using the liability method prescribed by ASC 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. We record a valuation allowance to offset deferred tax assets if based on the weight of available evidence; it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

Result of Operation

Comparison of the Years Ended on December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended on December 31, 2023 and 2022:

	For the year ended December 31,
	2023	2022	Changes

Sales	$1,396,152	$5,259,447	$(3,863,295)
Sales-related parties	8,593,998	5,371,728	3,222,270
Total	9,990,150	10,648,175	(658,025)

Cost of sales-production	10,061,164	9,149,717	911,447
Loss on factory relocation	284,987	-	284,987
Total cost of sales	10,346,151	9,149,717	1,196,434
Gross profit (loss)	(356,001)	1,498,458	(1,854,459)

Operating Expenses
Selling expenses	86,751	68,321	18,430
General & administrative expenses	710,457	917,408	(206,951)
Total operation expenses	797,208	985,729	(188,521)
Income (loss) from operation	(1,153,209)	512,729	(1,665,938)

Other income (expense):
Interest expense	(237,581)	(187,528)	(50,053)
Other expense	8,713	(19,159)	27,872
Gain on selling of imperfections	-	462,368	(462,368)
Total other income (expenses), net	(228,868)	255,681	(484,549)

Net Income(loss) before income taxes	(1,382,077)	768,410	(2,150,487)
Income tax expenses	16,067	11,029	5,038
Net income (loss)	$(1,398,144)	$757,381	$(2,155,525)

Sales Revenues

Sales revenue were $9,990,150 and $10,648,175 for the years ended December 31, 2023 and 2022, respectively, a decrease of $0.7 million or 6 % year over year. The decrease was mainly attribute to the demand deceasing from our direct supply model, as well as the exchange rate decreasing for Chinese RMB against U.S. dollar during the third quarter of 2023, which resulted in the total revenues translated from Chinese RMB to U.S. dollar decreased.

RLSP’s major direct supply model customer, eGT temporarily suspended its factory production since June 2023, which resulted in a decline in orders from RLSP. eGT has resumed production from late October 2023, and we expect to increase our direct sales revenue from eGT in the second quarter of year 2024. Meanwhile, RLSP commenced the relocation of its factory to our newly constructed factory in early August 2023 and subsequently obtained the property title certificate of the new factory until December 2023, which also resulted in a decrease in RLSP’s production in the fourth quarter of year 2023. RLSP has resumed production in our new facility in February 2024.

Cost of Sales

Cost of sales were $10,346,151 and $9,149,717 for the years ended on December 31, 2023 and 2022 respectively, a increase of $1.2 million, or 13% year over year. RLSP has been suspend its production since July 2023, which leads to $284,987 of loss on factory relocation. The work stoppage were mainly attribute to 1) the temporary suspension of operations by our main customer eGT; 2) our commencement of factory relocation to our newly constructed facility in early August 2023, with the property title certificate for the new factory not obtained until December 2023.

The increasing of cost of sales-production was increased by $911,447, which was mainly due to the increased sales from our related parties for the year ended December 31, 2023, compared with last year.

Gross Profit

Gross profit (loss) were $(356,001) and $1,481,514for the years ended on December 31, 2023 and 2022, respectively. Our revenue and gross profit margin were presented as below:

	For the year ended December 31,
	2023	2022	changes
Revenue:
Direct supply model	$1,280,555	$5,259,447	$(3,978,892)
Indirect supply model	8,709,595	5,388,728	3,320,867
Total	9,990,150	10,648,175	(658,025)

Gross profit margin:
Direct supply model	23%	35%	(12)%
Indirect supply model	(4)%	(6)%	2%
Total	(4)%	14%	(18)%

The decrease of our overall gross profit margin, compared with the year ended on December 31, 2023 and 2022, was mainly attributed to the Company generated less sales from direct supply model which has a higher gross profit margin, RLSP’s major direct supply model customer, eGT temporarily suspended its factory production since June 2023, which resulted in a decline in orders to RLSP. eGT has resumed production from late October 2023, and we expect to increase our direct sales revenue from eGT in the second quarter of year 2024.

Selling Expenses

Selling expenses were $86,751 and $68,321 for the years ended on December 31, 2023 and 2022, respectively, with increase of 18,430 or 27% year over year. The increase was mainly attribute to the increase of indirect supply model which charges Xinsen Group 0.25% sales commission of total indirect sales.

General and Administrative Expenses

General and administrative expenses were $710,457 and $917,408 for the years ended on December 31, 2023 and 2022, respectively, decrease by $206,951, or 23% year over year. The decrease was mainly due to the Company reduced the cost for operation resulted from the decreasing in total sales revenue, compared with the same period of 2023 and 2022. Meanwhile, RLSP began to relocate its factory location to our newly constructed factory in early August, which also led to RLSP’s production decreased.

Income (Loss) from Operations

For the year ended on December 31, 2023, income from operations was $(1,153,209) as compared to loss from operations of $512,729 for year ended on December 31, 2022, a decrease of $1,665,938 or 325% year over year. The decrease in income from operations was primarily due to the decreasing in sales from our direct sales model client, eGT.

Other Income (Expenses), Net

For the year ended on December 31, 2023, the Company has generated $(228,868) other expense as compared to other income of $$255,681 for the year ended December 31, 2022. The decrease was mainly due to the Company has entered several loan agreement, some of which charged relatively high interest rate. Moreover, there was a sale of imperfections of $462,368 for the year ended on December 31, 2022.

Net Income (Loss)

As a result of the factors described above, our net loss was $(1,398,144) for the year ended on December 31, 2023, decreased by $2,155,525 from the net income of $757,381 for the year ended December 31, 2022.

Liquidity and Capital Resources

As of December 31, 2023, we had an accumulated deficit of $(3,271,901). As of December 31, 2022, we had cash of $41,687 and negative working capital of $(11,300,145), compared to cash of $51,417 and a negative working capital of $(8,079,248) on December 31, 2022. The decrease in the working capital was primarily due to the increased accounts payables and other payables to related parties of the Company. These factors and our ability to raise additional capital to accomplish our objectives raises substantial doubt about our ability to continue as a going concern.

In order to improve our financial position, we raised $1,090,000 in private placements in the year ended December 31, 2021. Between June 21, 2021 and September 22, 2021, the Company sold 436,000 shares of our common stock pursuant to a private placement to seven investors for $2.50 per share for an aggregate of $1,090,000. From May to July 2023, the Company sold 133,000 shares of our common stocks pursuant to a private placement to ten investors for $3.00 per share for an aggregate of $399,000. No commissions were paid regarding the share issuance. On September 13, 2021 and September 27, 2021, we converted loans from two lenders in the aggregate amount of $1,111,395 into 444,558 shares of common stock at $2.50 per share.

Going Concern

As of December 31, 2023, we had an accumulated deficit of $(3,217,901). In their audit report for the fiscal year ended December 31, 2023 included in this Annual Report, our auditors have expressed their concern as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate cashflows from operations and obtain financing.

The accompanying consolidated financial statements for the twelve months ended December 31, 2023 and 2022, respectively, included an explanatory note referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. To date, we have not yet established an ongoing source of revenues and cash flows sufficient to cover our operating costs and allow us to continue as a going concern. These factors among others raise substantial doubt about our ability to continue as a going concern for at least one year from the date of issuance of the accompanying consolidated financial statements.

Management’s plan to alleviate the substantial doubt about our ability to continue as a going concern include attempting to improve our business profitability, our ability to generate sufficient cash flow from operations to meet our operating needs on a timely basis, obtain additional working capital funds from the majority shareholder to eliminate inefficiencies in order to meet our anticipated cash requirements. However, there can be no assurance that these plans and arrangements will be sufficient to fund our ongoing capital expenditures and other requirements.

The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue as a going concern.

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

On April 30, 2021, RLSP borrowed $774,401 (RMB 5 million) short-term loan from an unrelated entity guaranteed by an individual person. The loan has a monthly interest rate of 1% with the due date on June 15, 2021. Pursuant to the loan agreement, the interest rate will increase to 2% monthly if RLSP is in default of loan terms and the lender may further obtain 5% of RLSP’s ownership. On November 10, 2021, RLSP extended the maturity date of the loan till April 30, 2022 with the other loan terms remain the same and the two parties have verbally agreed to extend the due date to December 31, 2023. As of December 31, 2023 and 2022, the loan balance were $267,689(RMB 1.9 million) and $275,474 (RMB 1.9 million), respectively.

On September 1, 2021, RLSP borrowed $154,832 (RMB 1 million) short-term loan from an unrelated individual. The loan has an annual interest rate of 13% with due date on August 31, 2022. RLSP has had several round financing transactions with the individual since then. As of December 31, 2023 and 2022, the individual loan balances were $67,627(RMB 0.48 million)and $$98,591 (RMB 0.68 million), respectively. Out of $67,627 loan balance, RMB480,000 loan, there is no maturity date in this loan. Company can repay the loan anytime am there is no interest further on.

On September 1, 2021, RLSP borrowed $247,732(RMB 1.6 million) short-term loan from an officer of RLSP. The loan has an annual interest rate of 8% with due date on August 31, 2022. RLSP borrowed $152,359 and $Nil during 2023 and 2022, and repaid $28,263 and $69,256 back during 2023 and 2022, respectively. As of December 31, 2023 and 2022, the loan balances were $183,881 (RMB 1.3 million) and $61,909 (RMB 0.43 million), respectively. The loan was extended to December 31, 2023 on March 11, 2023 and the officer has waived loan interest since September 2022.

On November 30, 2021, RLSP borrowed $314,857 (RMB 2 million) mortgage loan from Zhejiang Yongyin Financial leasing Co., Ltd, a subsidiary of Ningbo Fenghua Rural Commercial Bank Co., Ltd, pledged with machinery and equipment RLSP purchased and fully paid with the market value of approximately RMB2.3 million. The loan has a two-year term with due date on November 19, 2023. For the year ended December 31, 2023,RLSP borrowed $(RMB). The loan balances were $288,348 and $135,357 as of December 31, 2023 and 2022, respectively.

On March 2022, RLSP borrowed $20,901 personal loans from two employees and $10,451 was repaid in April 2022. As of December 31, 2022, the outstanding loan balance was $10,149. The loans bear no interest and are due on demand. The loan was fully paid back on March 2023.

On November 18, 2022, RLSP entered a one-year bank loan of $1,884,823 (RMB 13 million) with Fenghua Chunhu branch, Bank of Ningbo, with the annual interest rate of 4.5%. The collateral pledged for the loan was the land use right with appraisal value of $3.44 million (approximately RMB 23.69 million). The loan was extended to September 30, 2023 on September 22, 2023. On September 21, 2023 RLSP entered a three- month bank loan of $1,837,092 (RMB$13 million) and has fully paid back the principal before December 31, 2023. On December 25 2023, RLSP borrowed $3,674,185(RMB 26 million) with due date on December 25, 2023. The loan balance was $1,831,553 and 1,884,823 as of December 31, 2023 and 2022.

On September 14, 2023, RLSP borrowed $2,054,513 (RMB 15 million) a short-term loan from unrelated individual. The loan bears 2.5% monthly interest rate and has its maturity date of November 30, 2023. RLSP repaid back $1,780,578 (RMB 13 million) during September 2023. There is no maturity date with balance of $281,777 (RMB 2 million) as of December 31, 2023.

On October 20, 2023, RLSP borrowed $353,287 (RMB 2.5 million) a short-term loan with a monthly interest rate of 3% from an unrelated individual. The loan balance was $718,532 (RMB 5.1 million) as of December 31, 2023.

Interest expense primarily consists of the interest incurred on the bank loans, commercial & individual loans and minor bank service charges. For years ended December 31, 2023 and 2022, the Company recorded the interest expense of $237,581 and $187,528, respectively.

Contractual Obligations

On August 5, 2022, RLSP signed a Construction Engineering Contract with Ningbo Rongsen Construction Co., Ltd (“Ningbo Rongsen”) to construct a factory and a new production line with an annual production capacity of up to four million sets of automotive seals. The budget of the project is around $4,931,105 (RMB 35 million), and the project was completed on October 25, 2023. As of December 31, 2023, RLSP has paid Ningbo Rongsen a total of $2,395,142 (RMB 17 million) for the project.

On March 1, 2024, RLSP filed a complaint against Ningbo Rongsen in the Ningbo Intermediate People’s Court of China, challenging the overvalued construction costs of our newly constructed factory. On March 5, 2024, RLSP received a notification from Ningbo Fenghua District People’s Court that the construction project contract dispute case of RLSP vs. Ningbo Rongsen has been filed. The case number is (2024) Zhejiang 0213 Civil Litigation No. 1737.

On August 5, 2022, RLSP and Ningbo Rongsen signed a Construction Engineering Contract, with an agreed project cost of US $4,931,105 (RMB 35 million). The project was completed on October 25, 2023, and subsequently audited by Ningbo Zhongxin Engineering Management Co., Ltd., which initially appraised the project at US $6,519,991 (RMB 46,277,593). Based on this appraisal, RLSP signed a Settlement Payment Agreement with Ningbo Rongsen on January 7, 2024, setting the final settlement price at US $7,171,990 (RMB 50,905,352).

However, a significant discrepancy emerged following a second evaluation by Kexin United Engineering Consulting Co., Ltd., which determined the project cost to be US $5,221,922 (RMB 37,064,159), indicating a discrepancy of 26.32% compared to the price in the Settlement Payment Agreement. Citing a major misunderstanding influenced by the initial overvaluation, RLSP seeks legal action to revoke the Settlement Payment Agreement, in accordance with Article 147 of the Civil Code of the People’s Republic of China, which allows for the revocation under significant misunderstanding.

Our management maintains confidence in our legal standing and is actively pursuing a resolution that will be beneficial to us. As legal proceedings are subject to inherent uncertainties, we cannot predict the outcome of this matter at the time of filing this Annual Report.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

Years Ended December 31, 2023, and 2022

	Years Ended December 31,
	2023	2022	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(84,078)	$1,252,348	$(1,336,426)	(106)%
Investing activities	(3,017,818)	(2,580,555)	(437,263)	(17)%
Financing activities	1,811,678	1,905,128	(93,450)	(4)%
Effect of foreign currency translation on cash flow	(31,874)	70,325	(102,199)	(145)%
Net increase in cash	$(1,322,092)	$647,246	$(1,969,338)	(304)%

Cash Provided in Operating Activities

Net cash provided in operating activities was $(84,078) for the years ended December 31, 2023, as compared to $1,252,348 for the years ended December 31, 2022. The decrease was mainly due to RLSP’s factory relocation commenced in early August 2023 and subsequently obtained the property title certificate of the new factory until December 2023, which resulted in a decrease in RLSP’s production in the fourth quarter of year 2023. RLSP has resumed production in our new facility in February 2024.

Cash Used in Investing Activities

Net cash used in investing activities was $3,017,818 for the year ended December 31, 2023 as compared to $2,580,555 for the year ended December 31, 2022. The increase was mainly due to the increase in expenses from purchases of equipment and factory construction costs for our newly completed factory building..

Cash Provided by Financing Activities

Net cash provided by financing activities was $1,811,679 for the year ended December 31, 2023, as compared to $1,905,128 for the year ended December 31, 2022, which is compatible year over year.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical Accounting Estimates

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company early adopted Accounting Standards Update (“ASU”) 2014-09, Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) since its inception (i.e. July 2019), which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue as each performance obligation is satisfied. The Company applies the five-step model to sales contracts.

We generate revenue through selling automotive rubber and plastic sealing strips under two models of supply:

Model A (Direct Supply Model)

Following successful on-site inspections by auto OEMs, RLSP secures listing in its directories as a first-tier supplier that directly provides products to the OEM. For example, eGT is an auto OEM, and we serve as their first-tier supplier. eGT directly signs purchase or supply agreements with RLSP. This positions RLSP to independently procure raw materials, manufacture final products and directly deliver finished goods to the warehouses of the auto OEMs. RLSP fulfills its performance obligation upon the delivery of finished products to their warehouses, following a subsequent quality inspection approved by them. Simultaneously, they may request product replacements for disqualified items. Ownership and control of our finished products transfer to customers upon successful inspection and acceptance into an OEM’s warehouse. Revenue recognition occurs upon the transfer of control of our products to a customer, with payments made directly by the OEM.

Model B (Indirect Supply Model)

RLSP receives the purchase orders from our related parties-Shanghai Xinsen and Xinsen Sealing Products (Hangzhou) Co., Ltd (“Hangzhou Xinsen”) (collectively named as “Xinsen Group” for two companies together). The Company’s Chief Executive Officer, President and Chairperson, Ms. Xingxiu Hua, previously held a 90% ownership interest in Shanghai Xinsen and Shanghai Xinsen holds a 70% ownership interest in Hangzhou Xinsen. Effective October 1, 2022, Ms. Hua reduced her ownership of Shanghai Xinsen from 90% to 15%, and accordingly reduced her indirect ownership of Hangzhou Xinsen from 63% to 10.5%. The Xinsen Group serves as a certified second-tier supplier for branded Automobile Manufacturers (“Auto Manufacturers”). A second-tier supplier refers to a supplier that provides products to the first-tier suppliers of the OEM. First-tier suppliers could be suppliers of car doors, rubber and plastic components and other automobile parts. Auto Manufacturers issue consolidated purchase orders for complete sets of rubber and plastic auto parts for a particular model to their first-tier suppliers. These first-tier suppliers subcontract the production of rubber and plastic seals to second-tier suppliers. As a second-tier supplier and a facilitator of production rather than a direct manufacturer, Xinsen Group coordinates with us to fulfill orders. Upon receipt of purchase orders, RLSP procures rubber materials from our vendors. The production process involves outsourcing to third-party manufacturers for either work-in-process products (“WIP”) or finished products, based on management’s decisions in response to operational circumstances.

We employ two distinct forms of outsourced processing under Model B.

1)	RLSP purchases raw materials and subcontracts production to third-party manufacturers for WIP. Once WIP is finished and delivered to RLSP’s warehouse, RLSP performs certain manual processes, such as welding and constructing in order to meet the specification of the purchase orders. The completion of the final products is contingent upon a rigorous quality inspection conducted by RLSP, ensuring they meet the highest standards.

2)	RLSP purchases raw materials and subcontracts third party manufacturers to produce finished products. RLSP will trace and observe each step of production undertaken by third-party manufacturers, with a primary focus on the final quality control step.

The finished products are delivered to the warehouses of Xinsen Group’s upstream first-tier suppliers, either from our locations or those of the third-party manufacturers. Quality inspection is carried out by assigned inspectors from Xinsen Group upon delivery. RLSP fulfills its obligation when the finished products reach Xinsen Group’s customers and pass the qualified quality inspection.

In the event of products that do not pass inspection, the Xinsen Group initiates a product replacement process. Upon confirmation of quality and quantity, and acceptance of finished products into Xinsen Group’s customers’ warehouses, invoices are provided to us as proof of delivery. The date of the invoices signifies the transfer of ownership and control of the finished products under model B from us to Xinsen Group and indirectly to its upstream first-tier suppliers. We recognize at such time as Xinsen Group’s customers accept delivery of products.

Adoption of New Accounting Standard

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses”. The standard, including subsequently issued amendments (ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10 and ASU 2019-11), requires a financial asset measured at amortized cost basis, such as accounts receivable and certain other financial assets, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In November 2019, the FASB issued ASU No. 2019-10 to postpone the effective date of ASU No. 2016-13 for public business entities eligible to be smaller reporting companies defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU No. 2016-13 effective on January 1, 2023. Adoption of the new standard did not have any impact on the Company’s consolidated financial statements or financial disclosure since all accounts receivable as of January 1, 2023 were due from Xinsen Group, which were deemed no credit loss issue.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 8. Consolidated Financial Statements and Supplementary Data

Our audited consolidated financial statements are set forth in this Annual Report beginning on page F-3.

RUBBER LEAF INC

17506 Colima Road, Ste 101,
City of Industry, CA 91748
Tel: +1 (626) 581-0818
Fax: +1 (626) 581-0809

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Rubber Leaf Inc.

Ningbo, Zhejiang, China

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Rubber Leaf Inc. and subsidiary (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operation, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Related Party Transactions

As described in Note 8 to the consolidated financial statements, management disclosed that the Company’s chief executive officer had or has controlling ownership or significant fluences over the certain main vendors and one of the two major customers. In addition, there are or have been certain overlapping directors between the companies. Each of those entities has been identified as a related party as of December 31, 2023 and 2022. The Company has also entered into numerous business transactions with related parties, including but not limited to purchase agreements of raw materials, finished goods, equipment and machines, sales contracts and financing agreements, and etc.

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

PCAOB ID: 2485

Rowland Heights, California

March 27, 2024

RUBBER LEAF INC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022

ASSETS
Current assets:
Cash	$41,687	$51,417
Restricted cash	-	1,312,362
Accounts receivables	130,230
Accounts receivables – related parties	5,209,169	4,665,735
Advances to vendors	60,361	64,385
Advances to vendors and other receivable- related parties	222,529	10,353
Inventories, net	760,610	1,338,477
Deposit to vendor -related party	2,113,331	2,174,796
Other current assets	237,266	234,232
Total current assets	8,775,183	9,851,757
Noncurrent assets:
Plant and equipment, net	9,061,473	6,799,784
Intangible assets, net	2,001,113	2,103,335
Total assets	$19,837,769	$18,754,876

LIABILITIES
Current liabilities:
Borrowings	$3,434,980	$2,404,394
Borrowings– related parties	183,881	61,909
Accounts payables	5,789,650	3,182,178
Accounts payables – related parties	7,253,516	7,538,348
Notes payable	-	1,312,362
Other payables - related parties	2,684,029	2,524,366
Advances from customers	354,059	213,087
Retainage payable	-	38,138
Other current liabilities	375,213	656,223
Total current liabilities	20,075,328	17,931,005

Noncurrent liabilities:
Long-term borrowing	20,546	-

Total liabilities	20,095,874	17,931,005

Commitment and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock: 40,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: 100,000,000 shares authorized, 41,109,458 shares and 40,976,458 shares issued and outstanding as of December 31, 2023 and 2022	41,110	40,977
Additional paid-in capital	2,799,035	2,400,168
Accumulated deficit	(3,217,901)	(1,819,757)
Accumulated other comprehensive income	119,651	202,483
Total stockholders’ (deficit) equity	(258,105)	823,871
Total liabilities and stockholders’ equity	$19,837,769	$18,754,876

The accompanying notes are an integral part of these financial statements

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	For the years ended December 31
	2023	2022

Sales	$1,396,152	$5,259,447
Sales-related party	8,593,998	5,388,728
Total	9,990,150	10,648,175

Cost of sales-production	10,061,164	9,149,717
Loss on factory relocation	284,987	-
Total cost of sales	10,346,151	9,149,717
Gross (loss) profit	(356,001)	1,498,458

Operating Expenses
Selling expenses	86,751	68,321
General & administrative expenses	710,457	917,408
Total operation expenses	797,208	985,729
(Loss) income from operation	(1,153,209)	512,729

Other income (expenses):
Interest expenses	(237,581)	(187,528)
Other income (expenses)	8,713	(19,159)
Gain on selling of imperfections	-	462,368
Total other (expenses) income, net	(228,868)	255,681

Net (loss) income before income taxes	$(1,382,077)	768,410
Income tax expenses	16,067	11,029
Net (loss) income	$(1,398,144)	757,381

Foreign currency translation, net of tax	(82,832)	11,585
Comprehensive (loss) income	(1,480,976)	768,966

Earnings per share
Basic and diluted (loss) income per share	$(0.03)	$0.02
Weighted average common shares outstanding	41,014,936	40,976,458

The accompanying notes are an integral part of these financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stocks		Common Stocks		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	(Deficit)
Balance at December 31, 2021	-	$-	40,976,458	$40,977	$2,400,168	$(2,577,138)	$190,898	$54,905
Net income	-	-	-	-	-	757,381	-	757,381
Foreign currency translation, net tax	-	-	-	-	-	-	11,585	11,585
Balance at December 31, 2022			40,976,458	$40,977	$2,400,168	$(1,819,757)	$202,483	$823,871
Issue of Shares			133,000	133	398,867	-	-	399,000
Net loss	-	-	-	-	-	(1,398,144)	-	(1,398,144)
Foreign currency translation, net tax	-	-	-	-	-	-	(82,832)	(82,832)
Balance at December 31, 2023			41,109,458	$41,110	2,799,035	$(3,217,901)	$119,651	$(258,105)

The accompanying notes are an integral part of these financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31
	2023	2022

Cash flow from operating activities
Net (loss) income	(1,398,144)	757,381
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	599,436	660,784
Changes in operating assets and liabilities:
Accounts receivables	(130,624)	-
Accounts receivables – related parties	(677,340)	(2,068,248)
Advances to vendors - related parties	(241,111)	426,155
Advance to vendors	62,558	(10,173)
Other current assets	(41,946)	-
Inventories	541,672	(938,790)
Right-of-use assets	-	(21,057)
Notes payable	(1,279,128)	731,649
Accounts payables	2,705,565	2,142,552
Accounts payables - related parties	(71,998)	438,112
Advances from customers	147,438	(330,004)
Retainage payable	(37,172)	(698,320)
Other current liabilities	(263,284)	162,307
Net cash (used in) provided by operating activities	(84,078)	1,252,348

Cash flow from investing activities
Loan receivable	-	(75,817)
Purchase of equipment and factory construction	(3,017,818)	(2,504,738)
Net cash used in investing activities	(3,017,818)	(2,580,555)

Cash flow from financing activities
Share issuances for cash	399,000	-
Proceeds from to related parties	318,471	2,398,588
Repayments of borrowings-related parties	(28,263)	(94,468)
New borrowings	7,150,529	1,981,864
Repayments of borrowings	(6,028,058)	(2,380,856)
Net cash provided by financing activities	1,811,679	1,905,128

Effect of exchange rate changes	(31,875)	70,325
Increase in cash	(1,322,092)	647,246
Cash and restricted cash, beginning	1,363,779	716,533
Cash and restricted cash, ending	$41,687	$1,363,779

Supplemental disclosures of cash flow
Interest paid	$207,078	$94,572
Income taxes paid	$106,101	$3,861
Noncash investing and financing activities
Construction in progress additions	$2,917,906	$-

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

Note 2 – Going concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company currently has an accumulated deficits of $(3,217,901) as of December 31, 2023. The Company has negative working capital of $(11,300,145) as of December 31, 2023. The Company has not completed its efforts to establish a stabilized source of gross profit sufficient to cover operating costs over a reasonable period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses and its construction of a new production line. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements. With respect to the audited financial statements as of and for the year ended December 31, 2023, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

We generate revenue through selling automotive rubber and plastic sealing strips under two models of supply:

Model A (Direct Supply Model)

Following successful on-site inspections by auto OEMs, RLSP secures listing in its directories as a first-tier supplier that directly provides products to the OEM. For example, eGT is an auto OEM, and we serve as their first-tier supplier. eGT directly signs purchase or supply agreements with RLSP. This positions RLSP to independently procure raw materials, manufacture final products and directly deliver finished goods to the warehouses of the auto OEMs. RLSP fulfills its performance obligation upon the delivery of finished products to their warehouses, following a subsequent quality inspection approved by them. Simultaneously, they may request product replacements for disqualified items. Ownership and control of our finished products transfer to customers upon successful inspection and acceptance into an OEM’s warehouse. Revenue recognition occurs upon the transfer of control of our products to a customer, with payments made directly by the OEM.

Model B (Indirect Supply Model)

RLSP receives the purchase orders from our related parties-Shanghai Xinsen and Xinsen Sealing Products (Hangzhou) Co., Ltd (“Hangzhou Xinsen”) (collectively named as “Xinsen Group” for two companies together). The Company’s Chief Executive Officer, President and Chairperson, Ms. Xingxiu Hua, previously held a 90% ownership interest in Shanghai Xinsen and Shanghai Xinsen holds a 70% ownership interest in Hangzhou Xinsen. Effective October 1, 2022, Ms. Hua reduced her ownership of Shanghai Xinsen from 90% to 15%, and accordingly reduced her indirect ownership of Hangzhou Xinsen from 63% to 10.5%. The Xinsen Group serves as a certified second-tier supplier for branded Automobile Manufacturers (“Auto Manufacturers”). A second-tier supplier refers to a supplier that provides products to the first-tier suppliers of the OEM. First-tier suppliers could be suppliers of car doors, rubber and plastic components and other automobile parts. Auto Manufacturers issue consolidated purchase orders for complete sets of rubber and plastic auto parts for a particular model to their first-tier suppliers. These first-tier suppliers subcontract the production of rubber and plastic seals to second-tier suppliers. As a second-tier supplier and a facilitator of production rather than a direct manufacturer, Xinsen Group coordinates with us to fulfill orders. Upon receipt of purchase orders, RLSP procures rubber materials from our vendors. The production process involves outsourcing to third-party manufacturers for either work-in-process products (“WIP”) or finished products, based on management’s decisions in response to operational circumstances.

We employ two distinct forms of outsourced processing under Model B.

1)	RLSP purchases raw materials and subcontracts production to third-party manufacturers for WIP. Once WIP is finished and delivered to RLSP’s warehouse, RLSP performs certain manual processes, such as welding and constructing in order to meet the specification of the purchase orders. The completion of the final products is contingent upon a rigorous quality inspection conducted by RLSP, ensuring they meet the highest standards.

2)	RLSP purchases raw materials and subcontracts third party manufacturers to produce finished products. RLSP will trace and observe each step of production undertaken by third-party manufacturers, with a primary focus on the final quality control step.

The finished products are delivered to the warehouses of Xinsen Group’s upstream first-tier suppliers, either from our locations or those of the third-party manufacturers. Quality inspection is carried out by assigned inspectors from Xinsen Group upon delivery. RLSP fulfills its obligation when the finished products reach Xinsen Group’s customers and pass the qualified quality inspection.

In the event of products that do not pass inspection, the Xinsen Group initiates a product replacement process. Upon confirmation of quality and quantity, and acceptance of finished products into Xinsen Group’s customers’ warehouses, invoices are provided to us as proof of delivery. The date of the invoices signifies the transfer of ownership and control of the finished products under model B from us to Xinsen Group and indirectly to its upstream first-tier suppliers. We recognize at such time as Xinsen Group’s customers accept delivery of products.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash and cash equivalents and accounts receivable. As of December 31, 2023 and 2022, $Nil and $1,240,272 of the Company’s cash and restricted cash held by financial institutions were uninsured, respectively.

Major customers

For the years ended December 31, 2023 and 2022, the Company’s revenues from two major customers accounted more than 10% of the total revenue were as following:

	Year ended December 31, 2023		As of December 31, 2023		Year ended December 31, 2022		As of December 31, 2022
	Amount	% of Total Revenue	Accounts Receivable	% of Total Accounts Receivable	Amount	% of Total Revenue	Accounts Receivable	% of Total Accounts Receivable
Customer A	$1,280,555	13%	-	-%	$5,259,447	49%	$-	-%
Customer B	$8,593,998	86%	$5,209,169	100%	$5,338,728	50%	$4,665,735	100%

●	Customer A: eGT New Energy Automotive Co., Ltd. (“eGT”), an unrelated party.
●	Customer B: Shanghai Xinsen Import & Export Co., Ltd (“Shanghai Xinsen”), a related party that sells RLSP’s products to Shanghai Hongyang Sealing Co., Ltd. (“Shanghai Hongyang”) and Wuhu Huichi Auto Parts Co., Ltd. (“Wuhu Huichi”), two unrelated parties of RLSP and the Company, and certified first-tier suppliers of Auto Manufacturers.

Major vendors

For the years ended December 31, 2023 and 2022, the Company made purchases from the major vendors accounted more than 10% of the total purchases were as following:

	Year ended December 31, 2023		As of December 31, 2023		Year ended December 31, 2022		As of December 31, 2022
	Amount	% of Total Purchase	Accounts payable	% of Total Accounts Payable	Amount	% of Total Purchase	Accounts payable	% of Total Accounts Payable
Vendor A	$8,552,684	95%	$2,871,033	40%	$5,549,968	67%	$2,384,085	32%
Vendor B	-	-	$4,364,105	60%	$79,608	1%	$5,135,351	68%
Vendor C	$438,230	5%	-	-	$2,626,103	32%	-	-

●	Vendor A: Shanghai Haozong Rubber & Plastic Technology Co., Ltd. (“Shanghai Haozong”), a related party.
●	Vendor B: Shanghai Huaxin Economic and Trade Co., Ltd. (“Shanghai Huaxin”), a related party, purchase amounts and accounts payable balances include retainage payables.
●	Vendor C: Shanghai Yongliansen Import and Export Trading Company (“Yongliansen”), a related party.

Accounts Receivable

Accounts receivables are reported at their net realizable value. Any value adjustments are booked directly against the relevant receivable. We have standard payment terms that generally require payment within approximately 30 to 60 days. Management performs ongoing credit evaluations of its customers. An allowance for potentially uncollectible accounts is provided based on history, economic conditions, and composition of the accounts receivable aging. As of December 31, 2023 and 2022 no credit risk identified and no allowance for doubtful accounts.

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

Property and equipment

Property and equipment are initially recorded at their historical cost. Repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the following estimated useful lives of the depreciable assets:

●	Land use rights: 50 years
●	Leasehold improvement: shorter of the estimate useful life or lease term
●	Factory and Building: 47 years
●	Factory equipment: 3-36 years
●	Auto vehicles: 4 years
●	Office equipment and furniture: 4-10 years

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

For the years ended December 31, 2023 and 2022, the Company determined there was no impairment of the long-lived assets.

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

As of December 31, 2023 and 2022, RLSP held $Nil and $1,312,362 notes payable issued by Ningbo bank with various maturity dates up to December 2022, respectively. The same amount of deposits was required by the banks and classified as restricted cash as of December 31, 2022.

Advances from customers

From time to time, we received advances from our customers, which are made normally under sales frame contracts, each sales transaction will be initiated by purchase orders received under the frame contracts. The advances have no interest bearing, normally settled along with purchase/sales transactions within 60 to 180 days.

Retainage Payables

For equipment purchased from Shanghai Huaxin in the PRC, a related party, by RLSP in the PRC, the Company typically retains a portion of the purchase invoices, typically 3-5%, for 12 to 24 months to ensure the quality of equipment after installation during the qualifying warranty period. As of December 31, 2023 and 2022, retainage payables were $Nil and $38,138 with maturity dates various in to December 30, 2022 and 2023, respectively.

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

The Company does not have any potentially dilutive instruments as of December 31, 2023 and 2022, and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2023 and 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalent, restricted cash, accounts receivables, advances to vendors, inventories, other current assets, accounts payables, advances from customers and other current liabilities. For short term borrowings and notes payable, the Company concluded the carrying values are a reasonable estimate of fair values because of the short period of time between the origination and repayment and as their stated interest rates approximate current rates available.

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

Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) in accordance with ASC 220, Income Statement-Reporting Comprehensive Income (ASC 220). Under ASC 220, the Company is required to report comprehensive income (loss), which includes net income (loss) as well as other comprehensive income (loss). The only significant component of accumulated other comprehensive income (loss) as of December 31, 2023 and 2022 is the currency translation adjustment.

Segment Information

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the executive team, which is comprised of the chief executive officer and the chief financial officer. Based on the financial information presented to and reviewed by the chief operating decision maker in deciding how to allocate the resources and in assessing the performance, the Company has determined that it has two operating and reporting segments based on sales channels – direct supply and indirect supply as of December 31, 2023 and 2022

Recent Accounting Standard Adopted

In June 2016, the FASB issued ASC Update No. 2016-13, (Topic 326), Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASC update introduces new guidance for the accounting for credit losses on financial instruments within its scope. A new model, referred to as the current expected credit losses model, requires an entity to determine credit-related impairment losses for financial instruments held at amortized cost and to estimate these expected credit losses over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider both historical and current information, reasonable and supportable forecasts, as well as estimates of prepayments. The estimated credit losses and subsequent adjustment to such loss estimates will be recorded through an allowance account which is deducted from the amortized cost of the financial instrument, with the offset recorded in current earnings. ASC No. 2016-13 also modifies the impairment model for available-for-sale debt securities. The new model will require an estimate of expected credit losses only when the fair value is below the amortized cost of the asset, thus the length of time the fair value of an available-for-sale debt security has been below the amortized cost will no longer affect the determination of whether a credit loss exists. In addition, credit losses on available-for-sale debt securities will be limited to the difference between the security’s amortized cost basis and its fair value. The updated guidance is effective for all entities other than public companies’ fiscal years beginning after December 15, 2022. The Company has adopted this accounting standard, effective January 1, 2023. Management assessed the adoption of this standard on the effective date and concluded that the adoption did not have a material effect on the Company’s financial condition, results of operations, and cash flows during the year ended December 31, 2023.

Accounting Standards Issued but Not Yet Adopted

Income Tax Disclosures - In December 2023, the Financial Accounting Standards Board (FASB) released ASU No. 2023-09, titled “Income Taxes (Topic 740): Enhancements to Income Tax Disclosures” (referred to as “ASU 2023-09”). This new standard mandates the disclosure, on an annual basis, of specific categories in the rate reconciliation and the disaggregation of income taxes paid by jurisdiction. ASU 2023-09 becomes effective for annual reporting periods starting after December 15, 2025. The Company anticipates that the adoption of this standard will not significantly impact its financial position, results of operations, or cash flows. In November 2023, the Financial Accounting Standards Board (FASB) released ASU 2023-07, titled “Enhancements to Reportable Segment Disclosures” (“ASU 2023-07”). This standard necessitates companies to provide additional, more comprehensive details regarding significant expenses of a reportable segment, even if there is only one such segment. Its purpose is to enhance disclosures related to a public entity’s reportable segments. ASU 2023-07 will be effective for fiscal years commencing after December 15, 2023, and for interim periods starting after December 15, 2024, with the option for early adoption. We are presently assessing the potential impact of adopting ASU 2023-07 on our consolidated financial statements.

Note 4 - Inventories, net

Inventories consisted of raw rubber materials, finished goods of rubber products and others, and are stated at the lower of cost or net realizable value. As of December 31, 2023 and December 31, 2022, inventories consisted of the following:

	December 31, 2023	December 31, 2022

Raw materials	$12,761	$8,900
Finished goods, net	747,849	1,329,577
Total	760,610	1,338,477

Gain on selling of imperfection

During the year 2021, the Company has identified the inventory in the amount of $709,479 which was scraped out and unsellable to our customers. However, after RSLP made multiple claims to the supplier, the supplier made a lab test for the scraped parts in order to identify the problems. After reprocessing, RSLP sold $545,975 of the total imperfections to the customer at a reduced price during the year 2022. The total amount of gain on the selling of imperfections is $462,368.

As of December 31, 2023 and 2022, $nil and $9,649 reserved for slow moving and obsolete inventory items, respectively.

Note 5 - Plant and equipment, net

	December 31,	December 31,
	2023	2022

Equipment and machinery	$5,469,683	$5,633,421
Factory and Building	5,455,619	-
Furniture and office equipment	4,257	3,505
Auto vehicles	23,645	19,783
Leasehold improvement	118,673	122,124
Minus: Accumulated depreciation and amortization	(2,010,404)	(1,497,885)
Plant and equipment, net	9,061,473	4,280,948
Construction in progress	-	2,518,836
Property plant and equipment, net	$9,061,473	$6,799,784

Upon obtained the right use of land, RLSP started to build the manufacture plant on the land. The Company capitalized the cost in related to the construction, including the interests related to the borrowings, the utilities occurred in the construction, the amortization of land use of right.

On August 5, 2022, RLSP and Ningbo Rongsen Construction Co., Ltd (“Ningbo Rongsen”) signed a Construction Engineering Contract, with an agreed project cost of US $4,931,105 (RMB 35 million). The project was completed on October 25, 2023. Upon receiving the construction project fire protection acceptance issued by the local government, the total construction cost of the factory in the amount of $5,221,922 (RMB 37,064,159) was transferred to plant and equipment, net account, labeled “Factory and Building” on December 25, 2023. See Note 13 for more details about the Construction project.

For the equipment used for manufacturing, the depreciation expense is included as part of manufacturing overhead, while the equipment used for general administrative are included in selling, general and administrative expense on the statements of operations.

For the years ended December 31, 2023 and 2022, the depreciation and amortization expenses were $556,530 and $614,744, respectively.

Note 6 – Intangible asset, net

On October 21, 2020, RLSP purchased land use rights, for 50 years useful life, located in Chunhun Street, in Fenghua city, Zhejiang Province, for a total purchase price of $2,064,554 (RMB 13,729,900 at exchange rate of 0.1504), the information of the land use rights is as followed:

Intangible asset, net consists of the following:

	December 31,	December 31,
	2023	2022

Land use rights	$2,138,833	$2,201,040
Less: Accumulated amortization	(137,720)	(97,705)
Intangible asset, net	2,001,113	2,103,335

For the years ended December 31, 2023 and 2022, $42,906 and $46,039 amortization of land use rights were capitalized under CIP, respectively.

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

On April 30, 2021, RLSP borrowed $774,401 (RMB 5 million) short-term loan from an unrelated entity guaranteed by an individual person. The loan has a monthly interest rate of 1% with the due date on June 15, 2021. Pursuant to the loan agreement, the interest rate will increase to 2% monthly if RLSP is in default of loan terms and the lender may further obtain 5% of RLSP’s ownership. On November 10, 2021, RLSP extended the maturity date of the loan till April 30, 2022 with the other loan terms remain the same and the two parties have verbally agreed to extend the due date to December 31, 2023. As of December 31, 2023 and 2022, the loan balances were $267,689(RMB 1.9 million) and $275,474 (RMB 1.9 million), respectively.

On September 1, 2021, RLSP borrowed $154,832 (RMB 1 million) short-term loan from an unrelated individual. The loan has an annual interest rate of 13% with due date on August 31, 2022. RLSP has had several round financing transactions with the individual since then. As of December 31, 2023 and 2022, the individual loan balances were $67,627 (RMB 0.48 million) and $$98,591 (RMB 0.68 million), respectively. RMB480,000 out of $67,627 loan balance has no maturity date. The Company may repay the loan anytime and no interest further on.

On September 1, 2021, RLSP borrowed $247,732 (RMB 1.6 million) short-term loan from an officer of RLSP. The loan has an annual interest rate of 8% with due date on August 31, 2022. RLSP borrowed $152,359 and $Nil during 2023 and 2022, and repaid $28,263 and $69,256 back during 2023 and 2022, respectively. As of December 31, 2023 and 2022, the loan balances were $183,881 (RMB 1.3 million) and $61,909 (RMB 0.43 million), respectively. The loan term was extended to December 31, 2023 on March 11, 2023 and the officer has waived loan interest since September 2022.

On November 30, 2021, RLSP borrowed $314,857 (RMB 2 million) mortgage loan from Zhejiang Yongyin Financial leasing Co., Ltd, a subsidiary of Ningbo Fenghua Rural Commercial Bank Co., Ltd, pledged with machinery and equipment RLSP purchased and fully paid with the market value of approximately RMB2.3 million. The loan has a two-year term with due date on November 19, 2023. The loan balances were $288,348 and $135,357 as of December 31, 2023 and 2022, respectively.

On March 2022, RLSP borrowed $20,901 personal loans from two employees and $10,451 was repaid in April 2022. As of December 31, 2022, the outstanding loan balance was $10,149. The loans bear no interest and are due on demand. The loan was fully paid back on March 2023.

On November 18, 2022, RLSP entered a one-year bank loan of $1,884,823 (RMB 13 million) with Fenghua Chunhu branch, Bank of Ningbo, with the annual interest rate of 4.5%. The collateral pledged for the loan was the land use right with appraisal value of $3.44 million (approximately RMB 23.69 million). The loan was extended to September 30, 2023 on September 22, 2023. On September 21, 2023 RLSP entered a three-month bank loan of $1,837,092 (RMB$13 million) with the same bank branch and fully paid back before December 31, 2023. On December 25, 2023, RLSP borrowed $1,837,092 (RMB 13 million) with due date on December 31, 2023. The loan balances were $1,831,553 and 1,884,823 as of December 31, 2023 and 2022, respectively.

On September 14, 2023, RLSP borrowed $2,054,513 (RMB 15 million) a short-term loan from unrelated individual for temporarily fund shortage. The loan bears 2.5% monthly interest rate and has its maturity date of November 30, 2023. RLSP repaid back $1,780,578 (RMB 13 million out of RMB15 million) during September 2023. There is no maturity date with balance of $281,777 (RMB 2 million) as of December 31, 2023. RLSP plans to payoff this loan in April 2024.

On October 20 and October 30, 2023, RLSP borrowed $365,245 (RMB 2.6 million) and $353,287 (RMB 2.5 million) short-term loans with a monthly interest rate of 3% from an unrelated individual. The total loan balance was $718,532 (RMB 5.1 million) as of December 31, 2023. RLSP plans to payoff these loans in April 2024.

Interest expense primarily consists of the interest incurred on the bank loans, commercial & individual loans and minor bank service charges. For years ended December 31, 2023 and 2022, the Company recorded the interest expense of $237,581 and $187,528, respectively.

Note 8 – Related Party Transactions

Purchase

In order to reduce the purchase cost and enhance the purchase power, the Company purchases the main raw materials from Yongliansen Import and Export Trading Company (“Yongliansen”) and Shanghai Haozong Rubber & Plastic Technology Co., Ltd. (“Shanghai Haozong”), and also purchases equipment and rubber products under indirect supply model from Shanghai Huaxin Economic and Trade Co., Ltd. (“Shanghai Huaxin”) during the year ended December 31, 2023 and 2022. The Company’s founder holds minor equity interests of the three suppliers directly or indirectly and one of the Company directors, Mr. Jun Tong holds 30% ownership of Shanghai Haozong.

For the years ended December 31, 2023 and 2022, RLSP purchased raw materials from Yongliansen (“Vendor C”) in the total amount of $438,230 and $2,626,103, respectively. As of December 31, 2023 and 2022, RLSP advanced Yongliansen $219,734 and $10,353 respectively, mainly for raw material purchases. On November 30, 2020, RLSP advanced RMB 15 million or $2,113,331 as a deposit (the “Deposit”) to Yongliansen in order to lock-down our premium customer position among all customers of Yongliansen and maintain a long-term business relationship. The Deposit bears no interest and is due on demand. Due to less procurement of raw materials made from Yongliansen in 2022, RLSP requested Yongliansen to refund the Deposit, and Yongliansen agreed to fully refund RLSP by December 31, 2022. On December 15, 2022, RLSP and Yongliansen entered into a Payment Agreement, among which Yongliansen requested to extend the repayment date of the Deposit to April 30th, 2024, and RLSP has agreed to grant such extension request.

For the years ended December 31, 2023 and 2022, RLSP purchased $8,552,684 and $5,549,968 rubber products from Shanghai Haozong (“Vendor A”), respectively. As of December 31, 2023 and 2022, $2,871,033 and $2,384,085 accounts payable due to Shanghai Haozong, respectively.

For the years ended December 31, 2023 and 2022, RLSP purchased $Nil and $79,608 rubber products and equipment from Shanghai Huaxin (“Vendor B”), respectively. As of December 31, 2023 and 2022, $4,364,105 and $5,135,351 payable were due to Shanghai Huaxin, respectively, including $Nil and $38,119 retainage payable, respectively.

On December 25, 2021, RLSP signed a Payment Extension Agreement with Shanghai Huaxin regarding outstanding account payable balance, which was amended on August 14, 2022. Under the amended Payment Extension Agreement, RLSP and Shanghai Huaxin both agreed that the $6,835,124 accounts payable as of June 30, 2022 shall be paid based on the agreed-upon payment schedule, of which $746,480 accounts payable should be paid before December 31, 2022. During the years ended December 31, 2023 and 2022, the Company has paid $$628,003 (RMB4,440,000) and $1,626,379 (RMB 11,350,337), respectively. The remaining balance of $4,364,105 shall be paid by the end of April 30, 2024 per the Payment Extension Agreement.

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

For the years ended December 31, 2023 and 2022, RLSP had indirect sales through Shanghai Xinsen that were sold to two certified first-tier suppliers of the Auto Manufacturers $8,593,998 and $5,388,728 respectively. As of December 31, 2023 and 2022, the accounts receivable due from Shanghai Xinsen were $5,209,169 and $4,665,735 respectively. Since the end of 2021, Shanghai Xinsen received some payments from their customers in the form of bank notes with expiration period between three to six months. However, RLSP does not accept bank notes as payments and agreed to temporarily extend the payment terms to four months from two months after negotiated with Shanghai Xinsen. RLSP held advances from Hangzhou Xinsen in the amounts of $18,378 and $18,912 as of December 31, 2023 and 2022, respectively.

Others

As of December 31, 2023 and 2022, our CEO Mrs. Xingxiu Hua and CFO Mr. Hua Wang funded the Company and RLSP in the total amounts of $2,684,029 and $2,524,366 for its daily operation, respectively. The payable amounts bear no interest rate and due on demand. During the years ended December 31, 2023 and 2022, the Company contributed $125,000 and $2,055,415 capital, respectively, to RLSP and reduced the unpaid registered capital of RLSP to $17,772,925 (RMB126 million) in China. The cash payments were approved by Agricultural Bank of China, Fenghua Branch, which is authorized by the State Administration of Foreign Exchange (the “SAFE”).

Note 9 – Shareholders’ Equity

RLSP was established on July 8, 2019 with registered capital of $20 million. As of December 31, 2023 and 2022, $125,000 and $2,684,029 cash has been transferred from the Company to RLSP as capital contribution, respectively.

From May to July 2023, the Company issued 133,000 shares of common stocks at $3.00 per share pursuant to the private placements with ten individuals for cash. The total $399,000 subscriptions were fully received as of December 31, 2023. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

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

RLSP extended the lease agreement multiple times with the landlord with the final extension to January 14, 2024 with a monthly lease amount of RMB 429,000 (or approximately $61,638), payable by quarter. According to the supplementary lease agreement, RLSP has an early-termination right by providing the landlord with a 90-day written notice of intent to vacate. RLSP exercised this early-termination right by submitting a notice on April 30th, 2023, and subsequently vacated the leased factory on August 15th, 2023. As a result, the factory lease agreement was terminated as of August 15th, 2023.

On July 5, 2022, Guangzhou FuRuiDe Metal Processing Machinery Manufacturing Co., Ltd. (“GFMP”) and RLSP entered into a settlement agreement regarding a dispute about the molds GFMP produced and RLSP purchased. GFMP manufactured five pair of molds for RLSP for the total purchase amount of RMB 200,000 (approximately USD $31,000), whereas RLSP prepaid RMB 30,000 (approximately USD $5,000) as deposit in October 2019. RLSP claims that the molds are defective which led to higher product defectives rate and RLSP has removed the models from production since then. As a result, RLSP disputed the remaining unpaid purchase amount (i.e. RMB170,000). According to the mediation letter entered by both parties on July 5, 2022, GFMP and RLSP agreed to settld the remaining unpaid balance in RMB 131,850 (approximately $20,000). The settlement amount has been paid on August 1, 2022 through court enforcement of Ningbo City.

Note 11 - Income Taxes

The Company, RLI is a Nevada company and subject to the United States federal income tax at a tax rate of 21%. The Company’s subsidiary, RLSP, is incorporated in the PRC and are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes (“EIT”) is generally imposed at 25%.

For the years ended December 31, 2023 and 2022, the provision for income taxes was $16,067 and $11,029, respectively. As of December 31, 2023 and December 31, 2022, the income tax payables were $192,518 and $237,670, respectively.

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022

U.S. federal income tax rate	21.0%	21.0%
Tax rate difference	4.0%	4.0%
Nontaxable items	-%	-%
GILTI tax	-%	-%
Others	(1.2)%	(30.0)%
Valuation allowance	(25.0)%	6.6%
Effective tax rate	(1.2)%	1.4%

For U.S. income tax purposes, the Company has no cumulative undistributed earnings of foreign subsidiary as of December 31, 2023 after acquired RLSP on May 27, 2021. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the years ended December 31, 2023 and 2022, no GILTI tax expense was incurred.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of December 31, 2023.

Note 12 - Segment Reporting

We realize revenue primarily through the sale of synthetic rubber, rubber compound, car window seals, auto parts with two sales channels. The Company managed and reviewed its business as two operating and reporting segments: direct supply and indirect supply models.

The business line distribution of the Company’s information as of and for the years ended December 31, 2023 and 2022, as following:

	For the years ended December 31
	2023	2022

Revenue:
Direct supply model	$1,280,555	$5,259,447
Indirect supply model	8,709,595	5,388,728
Total	9,990,150	10,648,175

Gross profit:
Direct supply model	23%	35%
Indirect supply model	(4)%	(6)%
Total	(4)%	14%

Income(loss) from operations:
Direct supply model	(145,276)	1,702,897
Indirect supply model	(450,600)	(1,030,836)
Corporate	(557,333)	(159,332)

Net income(loss) before tax
Direct supply model	(374,144)	1,496,210
Indirect supply model	(450,600)	(568,468)
Corporate	(557,333)	(159,332)

	December 31,	December 31,
	2023	2022

Reportable assets
Direct supply model	$10,930,729	$14,066,203
Indirect supply model	6,837,818	4,665,735
Corporate	2,069,222	22,938
Total	19,837,769	18,754,876

All long-term assets are managed under direct supply model by the chief operating decision maker.

Note 13 - Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. Based on our evaluation, no other event has occurred requiring adjustment or disclosure, except the following:

On March 1, 2024, RLSP filed a complaint against Ningbo Rongsen in the Ningbo Intermediate People’s Court of China, challenging the overvalued construction costs of our newly constructed factory. On March 5, 2024, RLSP received a notification from Ningbo Fenghua District People’s Court that the construction project contract dispute case of RLSP vs. Ningbo Rongsen has been filed. The case number is (2024) Zhejiang 0213 Civil Litigation No. 1737.

On August 5, 2022, RLSP and Ningbo Rongsen signed a Construction Engineering Contract, with an agreed project cost of US $4,931,105 (RMB 35 million). The project was completed on October 25, 2023, and subsequently audited by Ningbo Zhongxin Engineering Management Co., Ltd., which initially appraised the project at US $6,519,991 (RMB 46,277,593). Based on this appraisal, RLSP signed a Settlement Payment Agreement with Ningbo Rongsen on January 7, 2024, setting the final settlement price at US $7,171,990 (RMB 50,905,352).

However, a significant discrepancy emerged following a second evaluation by Kexin United Engineering Consulting Co., Ltd., which determined the project cost to be US $5,221,922 (RMB 37,064,159), indicating a discrepancy of 26.32% compared to the price in the Settlement Payment Agreement. Citing a major misunderstanding influenced by the initial overvaluation, RLSP seeks legal action to revoke the Settlement Payment Agreement, in accordance with Article 147 of the Civil Code of the People’s Republic of China, which allows for the revocation under significant misunderstanding.

Our management maintains confidence in our legal standing and is actively pursuing a resolution that will be beneficial to us. As legal proceedings are subject to inherent uncertainties, we cannot predict the outcome of this matter at the time of filing this Annual Report.

On March 25, 2024, Ningbo National High-Tech District branch of Industrial and Commercial Bank of China agreed to extend a credit line of RMB 56 million to RLSP for a term of two years. The credit is secured by the Company’s property located at Qixing Road, Weng’ao Industrial Zone, Chunhu Subdistrict, Fenghua District, Ningbo, Zhejiang, China.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the SEC, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer, in order to allow timely consideration regarding required disclosures.

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

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and President and Chief Financial Officer have concluded that there were significant deficiency in our internal controls over Financial reporting as of December 31, 2023 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The material weakness in our controls and procedure were lack of GAAP knowledge and segregation duties. Management does not believe that any of these material weaknesses materially affected the results and accuracy of its consolidated financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2023. We believe that internal controls over financial reporting as set forth above shows material weaknesses and are not effective. We have identified material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This Annual Report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Subsequent to the end of the period covered by this Annual Report and in light of the weakness described above, management is in the process of designing and implementing improvements in its internal control over financial reporting and we currently plan tom hire an independent third-party consultant to assist in identifying and determining the appropriate accounting procedures and controls to implement.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of our current directors and executive officers, their principal offices and positions and the date such person became one of our directors or executive officers. Our executive officers are elected annually by the Board. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board.

The following table sets forth information regarding the members of our Board and our executive officers:

Name	Age	Position	Year Commenced
Xingxiu Hua	54	President, Chief Executive Officer & Chairperson of the Board	2021
Hua Wang	32	Chief Financial Officer, Secretary and Director	2021
Jun Tong	54	Director	2021
Jiangwei Yan	61	Director	2023
Wei Xu	55	Director	2023
Rong Yu	53	Director	2023
Yifeng Xu	46	Director	2023

Executive Officers and Directors

Xingxiu Hua has been our President, Chief Executive Officer and Chairperson since we were incorporated in May 2021. Ms. Hua founded Rubber Leaf Sealing Products (Zhejiang) Co., Ltd. (China), our wholly owned subsidiary in July 2019. Ms. Hua was the Chief Executive Officer of Rubber Leaf Enterprises Inc. from 2011 to 2018. She achieved the main goals of leading the team to develop new customers in the rubber raw material industry and to establish research and quality laboratory and cooperate with UBC University in Vancouver. Ms. Hua also served as the Chief Executive Officer of Huaxin Economic and Trade Co., Ltd. from 1998 to 2012. She independently accounted for the general agent of ExxonMobile rubber division in Greater China and lead the team to develop customers which occupied 50% of Chinese ethylene propylene diene terpolymer market. We believe that Ms. Hua is well qualified to serve as the Chairperson given her product development experience in the rubber raw material industry.

Hua Wang has been our Chief Financial Officer, Secretary and Director since we were incorporated in May 2021. Mr. Wang has served as the General Manager of Rubber Leaf Sealing Products (Zhejiang) Co., Ltd. (China), our wholly owned subsidiary since July 2019. His job responsibilities include working with management to achieve the long-term business plan of the company and complete the company’s financial goals and dock with local banks to complete the cooperation between the company and banks. Mr. Hua Wang served as the Second Assistant to the Chief Executive Officer of Rubber Leaf Enterprises Inc. from 2011 to 2018. He was mainly in charge of coordinating different business arrangements for different departments among the global departments in the company and being involved in the auto manufacturer qualification process with the technical department in China. Mr. Wang received his Bachelor of Arts, Economics degree from University of British Columbia in 2016. We believe that Mr. Hua is well qualified to serve as a Director given his product development experience in the automotive industry.

Jun Tong has been a Director since we were incorporated in May 2021. Mr. Tong serves as our Chief Marketing Officer and Chief Technical Officer at present, where his main job responsibilities include leading the research and development team to develop new product strategies for organizations, especially high value specialty rubber, plasterers, specialty polymers and plastics TSR/TPV/TPO compounds formulations and production process, focusing on sustainable industry with long term investment return, especially in the auto industry industry, with the completion of 50 new products and 8000T/Y business volume. From September 2013 to October 2020, Mr. Tong served as CTO and R&D Director at Shanghai Haozong Rubber and Plastic Technology Co., Ltd, where he developed several new formulas for mixed rubber compounds. Mr. Tong served as the Global Automotive Market Development Manager, Greater China Area of Exxon-Mobile Chemical (Shanghai) Co., Ltd. from December 2010 to July 2013. He also worked as the Global Specialty Polymer Technology Manager, Greater China and Korea of Exxon-Mobile Chemical Asia Pacific R&D Co., Ltd from April 2000 to September 2010. Mr. Tong received his Bachelor’s degree in Polymer Chemical Engineering from Hefei University of Technology in 1991 and his EMBA degree from the University of Taxas in 2010. We believe that Mr. Tong is well qualified to serve as a Director given his product development experience.

Jiangwei Yan has been a Director since November 2023. Mr. Yan is retired and is an expert in the rubber compounding industry, having worked in this field for over 45 years. He has served as the Technical Director of Compounding Rubber at Anhui Zhongding Co., Ltd., a company listed on the A-shares market in China, from January 2019 to June 2022, where he was responsible for overseeing the production of compounding rubber, quality control and the development of new formulations to reduce production costs. His expertise includes the development of new materials and formulas for compounding rubber, innovations in production processes and extensive experience in managing the rubber compounding department. We believe Mr. Yan is well qualified to serve as a Director given his extensive experience in the rubber raw material industry.

Wei Xu has been a Director since November 2023. Mr. Xu is a highly experienced automotive rubber and plastic sealing products technical director with a Bachelor’s degree from Beihang University. His extensive career, primarily at Shanghai Rongnan Technology Co., Ltd. from August 2019 until now, showcased significant progression, evolving from Deputy General Manager to Technical Director in the R&D Center, where he is responsible for the development of complete vehicle sealing strips, research and development of strategic company products and technical communication with customers. In addition, his expertise covers technical management, product design and process technology, along with strong leadership abilities demonstrated by managing multiple departments and overseeing company-wide operations at Shanghai Hongyang Sealing Components Co., Ltd. from December 2012 to April 2016. We believe Mr. Xu is well qualified to serve as a Director given his extensive experience in technical management, product design and process technology.

Rong Yu has been a Director since November 2023. Mrs. Yu is a retired experienced accountant in China. She obtained her Intermediate Accounting Qualification Certificate in China in 1995 and is proficient in industrial and trade company accounting. She earned her CPA certificate in 2000 and served as an auditor at Lixin Accounting Firm in China for 10 years after 2002, accumulating extensive audit experience, where she participated in the audits of many large Chinese enterprises and publicly listed companies. From January 2018 to September 2020, she served as Senior Accountant at Shanghai Huafu Chemical Co., Ltd.. We believe Mrs. Yu is well qualified to serve as a Director given her extensive experience in accounting.

Yifeng Xu has been a Director since November 2023. Mr. Xu currently has held the position of General Manager at Ningbo Dingkun Commercial Trade Group since May 2017, where he oversees all operation and business expansion with local authorities. Mr. Xu has approximately 20 years of experience in commercial trade activities in Ningbo, where he has established deep connections with local trade associations. He has brought numerous business and trade opportunities to the area, introduced several large enterprises, and enhanced commercial exchange activities, demonstrating his extensive experience in local business and trade. We believe Mr. Xu is well qualified to serve as a Director given his extensive experience in local business and trade.

Code of Ethics

Our Board has adopted a written code of business conduct and ethics (“Code”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. We intend to post on our website a current copy of the Code and all disclosures that are required by law in regard to any amendments to, or waivers from, any provision of the Code.

Board Leadership Structure and Risk Oversight

Our Board has responsibility for the oversight of our risk management processes and, either as a whole or through its committees, regularly discusses with management our major risk exposures, their potential impact on our business and the steps we take to manage them. The risk oversight process includes receiving regular reports from board committees and members of senior management to enable our Board to understand our risk identification, risk management and risk mitigation strategies with respect to areas of potential material risk, including operations, finance, legal, regulatory, cybersecurity, strategic and reputational risk.

Board of Directors

Our Board consists of seven members. Our business and affairs are managed under the direction of our Board.

Term of office

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified or until removed from office in accordance with our Bylaws. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board and/or any committee of our Board. Officers are appointed annually by our Board and each executive officer serves at the discretion of our Board. Our Board may in the future determine to pay directors’ fees and reimburse directors for expenses related to their activities.

None of our officers and/or directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Director Independence

Our Board is composed of a majority of “independent directors” as defined under the rules of Nasdaq. We use the definition of “independence” applied by Nasdaq to make this determination. Nasdaq Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three (3) years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of twelve (12) consecutive months within the three (3) years preceding the independence determination (subject to certain exemptions, including, among other things, compensation for board or board committee service);

●	the director or a family member of the director is a partner in, controlling shareholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exemptions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three (3) years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three (3) years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Under such definitions, our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board has determined that Jiangwei Yan, Wei Xu, Rong Yu and Yifeng Xu are independent directors of the Company. Our common stock is not currently quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our Board be independent and, therefore, we currently are not subject to any director independence requirements; however, in order to follow good corporate governance practices, our Board is currently composed of a majority of independent directors.

Committees of the Board of Directors

Our Board has three standing committees: (i) an audit committee (the “Audit Committee”); (ii) a compensation committee (the “Compensation Committee”); and (iii) a nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”). Our Board has not yet adopted procedures by which stockholders may recommend nominees to the Board. The composition and responsibilities of each of the committees of our Board are described below. Members serve on these committees until their resignation or until as otherwise determined by our Board.

Audit Committee

Our Audit Committee consists of Rong Yu, Jiangwei Yan and Wei Xu, each of whom is an independent director and Rong Yu is an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K under the Securities Act. Rong Yu is Chair of the Audit Committee. Our Board adopted an Audit Committee Charter on November 17, 2023. The Audit Committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our annual disclosure report;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

The Audit Committee is be composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we intend to certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.

Compensation Committee

Our Compensation Committee is composed exclusively of independent directors consisting of Jiangwei Yan, Rong Yu and Yifeng Xu. Each member of the Compensation Committee is a non-employee director, as defined under Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Code. Jiangwei Yan is Chair of the Compensation Committee. Our Board adopted a Compensation Committee Charter on November 17, 2023. The Compensation Committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviews, approves and determines, or makes recommendations to our Board regarding, the compensation of our executive officers;

●	administers our equity compensation plans;

●	reviews and approves, or makes recommendations to our Board, regarding incentive compensation and equity compensation plans; and

●	establishes and reviews general policies relating to compensation and benefits of our employees.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee, which is composed exclusively of independent directors consisting of Wei Xu, Yifeng Xu and Jiangwei Yan. Wei Xu is Chair of the Nominating and Corporate Governance Committee. Our Board adopted a Nominating and Corporate Governance Committee Charter on November 17, 2023. The Nominating and Corporate Governance Committee’s duties, which are specified in our Nominating and Corporate Governance Audit Committee Charter, include, but are not limited to:

●	identifying, reviewing and evaluating candidates to serve on our Board consistent with criteria approved by our Board;

●	evaluating director performance on our Board and applicable committees of our Board and determining whether continued service on our Board is appropriate;

●	evaluating nominations by stockholders of candidates for election to our Board; and

●	corporate governance matters.

Family Relationships

Xingxiu Hua is Hua Wang’s mother. Other than the foregoing, we currently do not have any of our officers or directors who are related to each other.

Board Compensation

We have not compensated our Directors for service on our Board, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board and/or any committee of our Board. Our Board may in the future determine to pay directors’ fees and reimburse directors for expenses related to their activities.

Involvement in Certain Legal Proceedings

Except as disclosed below, to our knowledge, none of our current directors or executive officers has, during the past ten (10) years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two (2) years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his or her involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Meetings of the Board of Directors

During our fiscal year ended December 31, 2023, the Board met from time to time informally and acted by written consent on numerous occasions.

Indemnification and Limitation on Liability of Directors

The Company’s articles of incorporation and bylaws provide that, to the fullest extent permitted by the laws of the State of Nevada, any officer or director of the Company, who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he or she is or was or has agreed to serve at the request of the Company as a director, officer, employee or agent of the Company, or while serving as a director or officer of the Company, is or was serving or has agreed to serve at the request of the Company as a director, officer, employee or agent (which, for purposes hereof, shall include a trustee, partner or manager or similar capacity) of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, or by reason of any action alleged to have been taken or omitted in such capacity. For the avoidance of doubt, the foregoing indemnification obligation includes, without limitation, claims for monetary damages against Indemnitee to the fullest extent permitted under Section 78.7502 of the Nevada Revised Statutes as in existence on the date hereof.

The indemnification provided shall be from and against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by the indemnitee or on the indemnitee’s behalf in connection with such action, suit or proceeding and any appeal therefrom, but shall only be provided if the indemnitee acted in good faith and in a manner the indemnitee reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action, suit or proceeding, had no reasonable cause to believe the indemnitee’s conduct was unlawful.

At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Item 11. Executive Compensation

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2023 and 2022. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and principal position	Year ended December 31st	Salary ($)	Stock Compensation ($)	Total ($)
Xingxiu Hua, President, Chief Executive Officer and Director	2023	$16,730	$-	$16,730
	2022	$18,196	$-	$18,196
Hua Wang, Chief Financial Officer, Secretary and Director	2023	$25,095	$-	$25,095
	2022	$27,294	$-	$27,294

Equity Awards

We did not grant any equity awards to our officers or directors for the fiscal year ended December 31, 2023 and there are no option awards or stock awards outstanding at December 31, 2023.

Employment Agreements

We do not have any employment or consulting agreements with our officers or directors.

Stock Incentive Plan

Overview

On September 6, 2021, the Board and majority stockholder adopted the Rubber Leaf Inc 2021 Equity Incentive Plan (the “Plan”). The Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) nonstatutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards and (vi) other stock awards. The Plan is intended to help us secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for our success and any of our affiliates and provide a means by which the eligible recipients may benefit from increases in value of the common stock. The Board reserved 5,000,000 shares of common stock issuable upon the grant of awards under the Plan. As of the date of this Annual Report a total of 95,900 shares of common stock have been issued to our employees and one director under the Plan.

Grants

5,000,000 shares of common stock of the Company were initially reserved and issuable under the 2021 Plan, of which 95,900 shares of common stock were issued to our employees and directors under the 2021 Plan. The 95,900 shares of common stock issued were fully vested as of the grant date and were not issued pursuant to exercise of any options.

Plan Administration

The 2021 Plan may be administered by the Board or by a stock option or the Compensation Committee. The Compensation Committee shall consist of not less than two directors of the Company and shall be appointed from time to time by the Board. Each member of the Compensation Committee shall be (i) a “non-employee director” within the meaning of Rule 16b-3 of the Exchange Act, and (ii) shall be an “outside director” within the meaning of Section 162(m) under the Code and the regulations promulgated thereunder. The Compensation Committee shall have complete authority to award incentives under the 2021 Plan, to interpret the 2021 Plan and to make any other determination which it believes necessary and advisable for the proper administration of the 2021 Plan. The Compensation Committee’s decisions and matters relating to the 2021 Plan shall be final and conclusive on the Company and its participants. If at any time there is no stock option or compensation committee, the term “Compensation Committee”, as used in the 2021 Plan, shall refer to the Board.

Eligibility

Officers of the Company, employees of the Company or its subsidiaries, members of the Board and consultants or other independent contractors who provide services to the Company or its subsidiaries shall be eligible to receive incentives under the 2021 Plan when designated by the Compensation Committee. Participants may be designated individually or by groups or categories (for example, by pay grade) as the Compensation Committee deems appropriate. Participation by officers of the Company or its subsidiaries and any performance objectives relating to such officers must be approved by the Compensation Committee. Participation by others and any performance objectives relating to others may be approved by groups or categories (for example, by pay grade) and authority to designate participants who are not officers and to set or modify such targets may be delegated. Participation is entirely at the discretion of the Compensation Committee and is not automatically continued after an initial period of participation.

Stock Options

A stock option is a right to purchase shares of Common Stock from the Company at a specified price. Each stock option granted by the Committee shall be subject to terms and conditions under the 2021 Plan.

Stock Appreciation Rights

Stock Appreciation Rights (“SAR”) is a right to receive, without payment to the Company, a number of shares of Common Stock, cash or any combination thereof, the amount of which is determined pursuant to the formula set forth in the 2021 Plan. A tandem SAR may be granted (a) with respect to any nonqualified stock option granted under the 2021 Plan, concurrently with the grant of such stock option (as to all or any portion of the shares of Common Stock subject to the nonqualified stock option), or (b) alone, without reference to any related stock option (a non-tandem SAR).

Stock Awards and Restricted Stock

A stock award consists of the transfer by the Company to a participant of shares of Common Stock, without other payment therefor, as additional compensation for services to the Company. A share of restricted stock consists of shares of Common Stock which are sold or transferred by the Company to a participant at a price determined by the Compensation Committee (which price shall be at least equal to the minimum price required by applicable law for the issuance of a share of Common Stock) and subject to restrictions on their sale or other transfer by the participant. The transfer of Common Stock pursuant to stock awards and the transfer and sale of restricted stock shall be subject to the following terms and conditions:

●	Number of Shares. The number of shares to be transferred or sold by the Company to a participant pursuant to a stock award or as restricted stock shall be determined by the Compensation Committee.

●	Sale Price. The Compensation Committee shall determine the price, if any, at which shares of restricted stock shall be sold to a participant, which may vary from time to time and among participants and which may be below the fair market value of such shares of Common Stock at the date of sale.

●	Restrictions. All shares of restricted stock transferred or sold pursuant to the 2021 Plan shall be subject to such restrictions as the Compensation Committee may determine, including, without limitation any or all of the following:

(a)	a prohibition against the sale, transfer, pledge or other encumbrance of the shares of restricted stock, such prohibition to lapse at such time or times as the Compensation Committee shall determine (whether in annual or more frequent installments, at the time of the death, disability or retirement of the holder of such shares, or otherwise);

(b)	a requirement that the holder of shares of restricted stock forfeit, or (in the case of shares sold to a participant) resell back to the Company at his or her cost, all or a part of such shares in the event of termination of his or her employment or consulting engagement during any period in which such shares are subject to restrictions;

(c)	such other conditions or restrictions as the Compensation Committee may deem advisable.

●	Escrow. In order to enforce the restrictions imposed by the Compensation Committee pursuant to above Restrictions, the participant receiving restricted stock shall enter into an agreement with the Company setting forth the conditions of the grant. Shares of restricted stock shall be registered in the name of the participant and deposited, together with a stock power endorsed in blank, with the Company. Each such certificate shall bear a legend in substantially the following legend:

“The transferability of this certificate and the shares of Common Stock represented by it are subject to the terms and conditions (including conditions of forfeiture) contained in the 2021 Plan, and an agreement entered into between the registered owner and the Company. A copy of the 2021 Plan and the agreement is on file in the office of the Secretary of the Company.”

●	End of Restrictions. Subject to the 2021 Plan, at the end of any time period during which the shares of restricted stock are subject to forfeiture and restrictions on transfer, such shares will be delivered free of all restrictions to the participant or to the participant’s legal representative, beneficiary or heir.

●	Stockholder. Subject to the terms and conditions of the 2021 Plan, each participant receiving restricted stock shall have all the rights of a stockholder with respect to shares of stock during any period in which such shares are subject to forfeiture and restrictions on transfer, including without limitation, the right to vote such shares. Dividends paid in cash or property other than Common Stock with respect to shares of restricted stock shall be paid to the participant currently.

Performance Shares

A performance share consists of an award which shall be paid in shares of Common Stock. The grant of performance share shall be subject to such terms and conditions as the Compensation Committee deems appropriate under the 2021 Plan.

Certain Adjustments

In the event of any recapitalization, stock dividend, stock split, combination of shares or other change in the Common Stock, the number of shares of Common Stock then subject to the 2021 Plan, including shares subject to restrictions, options or achievements of performance shares, shall be adjusted in proportion to the change in outstanding shares of Common Stock. In the event of any such adjustments, the purchase price of any option, the performance objectives of any incentive, and the shares of Common Stock issuable pursuant to any incentive shall be adjusted as and to the extent appropriate, in the discretion of the Compensation Committee, to provide participants with the same relative rights before and after such adjustment.

Sale, Merger, Exchange or Liquidation

Unless otherwise provided in the agreement for an incentive, in the event of an acquisition of the Company through the sale of substantially all of the Company’s assets or through a merger, exchange, reorganization or liquidation of the Company or a similar event as determined by the Compensation Committee (collectively, a “transaction” when used in this “Stock Incentive Plan” section), the Compensation Committee shall be authorized, in its sole discretion, to take any and all action it deems equitable under the circumstances, including but not limited to any one or more of the following:

(i)	providing that the 2021 Plan and all incentives shall terminate and the holders of (i) all outstanding vested options shall receive, in lieu of any shares of Common Stock they would be entitled to receive under such options, such stock, securities or assets, including cash, as would have been paid to such participants if their options had been exercised and such participant had received Common Stock immediately prior to such transaction (with appropriate adjustment for the exercise price, if any), (ii) performance shares and/or SARs that entitle the participant to receive Common Stock shall receive, in lieu of any shares of Common Stock each participant was entitled to receive as of the date of the transaction pursuant to the terms of such incentive, if any, such stock, securities or assets, including cash, as would have been paid to such participant if such Common Stock had been issued to and held by the participant immediately prior to such transaction and (iii) any incentive under this Agreement which does not entitle the participant to receive Common Stock shall be equitably treated as determined by the Compensation Committee.

(ii)	providing that participants holding outstanding vested Common Stock based Incentives shall receive, with respect to each share of Common Stock issuable pursuant to such Incentives as of the effective date of any such transaction, at the determination of the Compensation Committee, cash, securities or other property, or any combination thereof, in an amount equal to the excess, if any, of the fair market value of such Common Stock on a date within ten days prior to the effective date of such transaction over the option price or other amount owed by a participant, if any, and that such incentives shall be canceled, including the cancellation without consideration of all options that have an exercise price below the per share value of the consideration received by the Company in the transaction.

(iii)	providing that the 2021 Plan (or replacement plan) shall continue with respect to incentives not canceled or terminated as of the effective date of such transaction and provide to participants holding such incentives the right to earn their respective incentives on a substantially equivalent basis (taking into account the transaction and the number of shares or other equity issued by such successor entity) with respect to the equity of the entity succeeding the Company by reason of such transaction.

(iv)	providing that all unvested, unearned or restricted incentives, including but not limited to restricted stock for which restrictions have not lapsed as of the effective date of such transaction, shall be void and deemed terminated, or, in the alternative, for the acceleration or waiver of any vesting, earning or restrictions on any incentive.

Change in Control

Upon a Change in Control, as defined in paragraph (i) and (ii) below, any stock option or restricted stock award granted to any participant under the 2021 Plan that would have become vested upon continued employment by the participant shall immediately vest in full and become exercisable, notwithstanding any provision to the contrary of such award, and notwithstanding the discretion of the Compensation Committee pursuant to the above subsection “Sale, Merger, Exchange or Liquidation.”

For purposes of this Section, “Change in Control” means:

(i)	The acquisition by any person, entity or “group”, within the meaning of Section 13(d) (3) or 14(d) (2) of the Exchange Act (excluding, for this purpose, (A) the Company, or (B) any employee benefit plan of the Company or its subsidiaries which acquires beneficial ownership of voting securities of the Company) of 50% or more of either the then outstanding shares of common stock or the combined voting power of the Company’s then outstanding voting securities entitled to vote generally in the election of directors; or

(ii)	Approval by the stockholders of the Company of (A) a reorganization, merger or consolidation, in each case, with respect to which persons who were the stockholders of the Company immediately prior to such reorganization, merger or consolidation do not, immediately thereafter, own more than 50% of the combined voting power of the reorganized, merged or consolidated company’s then outstanding voting securities entitled to vote generally in the election of directors of the reorganized, merged or consolidated company, or (B) a liquidation or dissolution of the Company or (C) the sale of all or substantially all of the assets of the Company.

Amendment and Termination

The Board may amend or discontinue the 2021 Plan or any participant’s incentive agreement at any time. However, no such amendment or discontinuance shall adversely change or impair, without the consent of the recipient, an incentive previously granted. Further, no such amendment shall, without approval of the shareholders of the Company, (a) increase the maximum number of shares of Common Stock which may be issued to all participants under the 2021 Plan, (b) change or expand the types of Incentives that may be granted under the 2021 Plan, (c) change the class of persons eligible to receive Incentives under the 2021 Plan or (d) materially increase the benefits accruing to participants under the 2021 Plan.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Director Compensation

The following table provides information regarding the total compensation that was earned by or paid to each person who served as our directors during the year ended December 31, 2023. Ms. Xingxiu Hua and Mr. Hua Wang are not included in the table below as their compensation information are provided in the “Summary Compensation Table” above.

Name	Fees earned or paid in cash($)	Stock awards($)	Option awards($)	Non-equity incentive plan compensation($)	Nonqualified deferred compensation earnings($)	All other compensation($)	Total($)
Jun Tong	-	-	-	-	-	-	-
Jiangwei Yan	-	-	-	-	-	-	-
Wei Xu	-	-	-	-	-	-	-
Rong Yu	-	-	-	-	-	-	-
Yifeng Xu	-	-	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table sets forth information as of March 26, 2024 regarding the beneficial ownership of the Company’s common stock by each of its executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock after giving effect to any exercise of warrants or options held by that person. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of Qixing Road, Weng’ao Industrial Zone, Chunhu Subdistrict, Fenghua District Ningbo, Zhejiang, China.

Name of Beneficial Owner	Position	Amount of Shares Beneficial Owned	Percent of class (1)
Xingxiu Hua	President, Chief Executive Officer and Chairperson	36,272,184	88.23%
Hua Wang	Chief Financial Officer, Secretary and Director	2,578,510	6.27%
Jun Tong	Chief Marketing Officer, Chief Technology Officer, Director	60,000	*
Jiangwei Yan	Director	-	-
Wei Xu	Director	-	-
Rong Yu	Director	-	-
Officers and Directors as a Group (total of 7 persons)		38,910,694	94.5%

*	Less than 1%
(1)	Based upon 41,109,458 shares outstanding as of March 26, 2024.
(2)	Under the Company’s 2021 Equity Incentive Plan, the Board has issued 60,000 common shares of the Company to Mr. Jun Tong on September 28, 2021.

Equity Plan Information

See Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report.

Changes in Control

There are no arrangements, to our knowledge, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Policies and Practices for Granting Certain Equity Awards

Our policies and practices regarding the granting of equity awards are carefully designed to ensure compliance with applicable securities laws and to maintain the integrity of our executive compensation program. The Compensation Committee is responsible for the timing and terms of equity awards to executives and other eligible employees.

The timing of equity award grants is determined with consideration to a variety of factors, including but not limited to, the achievement of pre-established performance targets, market conditions and internal milestones. The Company does not follow a predetermined schedule for the granting of equity awards; instead, each grant is considered on a case-by-case basis to align with the Company’s strategic objectives and to ensure the competitiveness of our compensation packages.

In determining the timing and terms of an equity award, the Board or the Compensation Committee may consider material nonpublic information to ensure that such grants are made in compliance with applicable laws and regulations. The Board’s or the Compensation Committee’s procedures to prevent the improper use of material nonpublic information in connection with the granting of equity awards include oversight by legal counsel and, where appropriate, delaying the grant of equity awards until the public disclosure of such material nonpublic information.

The Company is committed to maintaining transparency in its executive compensation practices and to making equity awards in a manner that is not influenced by the timing of the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. The Company regularly reviews its policies and practices related to equity awards to ensure they meet the evolving standards of corporate governance and continue to serve the best interests of the Company and its shareholders.

Item 13. Certain Relationships and Related Transactions

Purchase

In order to reduce the purchase cost and enhance the purchase power, the Company purchases the main raw materials from Yongliansen Import and Export Trading Company (“Yongliansen”) and Shanghai Haozong Rubber & Plastic Technology Co., Ltd. (“Shanghai Haozong”), and also purchases equipment and rubber products under indirect supply model from Shanghai Huaxin Economic and Trade Co., Ltd. (“Shanghai Huaxin”) during the year ended December 31, 2023 and 2022. The Company’s founder holds minor equity interests of the three suppliers directly or indirectly and one of the Company directors, Mr. Jun Tong holds 30% ownership of Shanghai Haozong.

For the years ended December 31, 2023 and 2022, RLSP purchased raw materials from Yongliansen (“Vendor C”) in the total amount of $438,230 and $2,626,103, respectively. As of December 31, 2023 and 2022, RLSP advanced Yongliansen $219,734 and $10,353 respectively, mainly for raw material purchases. On November 30, 2020, RLSP advanced RMB 15 million or $2,113,331 as a deposit (the “Deposit”) to Yongliansen in order to lock-down our premium customer position among all customers of Yongliansen and maintain a long-term business relationship. The Deposit bears no interest and is due on demand. Due to less procurement of raw materials made from Yongliansen in 2022, RLSP requested Yongliansen to refund the Deposit, and Yongliansen agreed to fully refund RLSP by December 31, 2022. On December 15, 2022, RLSP and Yongliansen entered into a Payment Agreement, among which Yongliansen requested to extend the repayment date of the Deposit to April 30th, 2024, and RLSP has agreed to grant such extension request.

For the years ended December 31, 2023 and 2022, RLSP purchased $8,552,684 and $5,549,968 rubber products from Shanghai Haozong (“Vendor A”), respectively. As of December 31, 2023 and 2022, $2,871,033 and $2,384,085 accounts payable due to Shanghai Haozong, respectively.

For the years ended December 31, 2023 and 2022, RLSP purchased $Nil and $79,608 rubber products and equipment from Shanghai Huaxin (“Vendor B”), respectively. As of December 31, 2023 and 2022, $4,364,105 and $5,135,351 payable were due to Shanghai Huaxin, respectively, including $Nil and $38,119 retainage payable, respectively.

On December 25, 2021, RLSP signed a Payment Extension Agreement with Shanghai Huaxin regarding outstanding account payable balance, which was amended on August 14, 2022. Under the amended Payment Extension Agreement, RLSP and Shanghai Huaxin both agreed that the $6,835,124 accounts payable as of June 30, 2022 shall be paid based on the agreed-upon payment schedule, of which $746,480 accounts payable should be paid before December 31, 2022. During the years ended December 31, 2023 and 2022, the Company has paid $$628,003 (RMB4,440,000) and $1,626,379 (RMB 11,350,337), respectively. The remaining balance of $4,364,105 shall be paid by the end of April 30, 2024 per the Payment Extension Agreement.

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

For the years ended December 31, 2023 and 2022, RLSP had indirect sales through Shanghai Xinsen that were sold to two certified first-tier suppliers of the Auto Manufacturers $8,593,998 and $5,388,728 respectively. As of December 31, 2023 and 2022, the accounts receivable due from Shanghai Xinsen were $5,209,169 and $4,665,735 respectively. Since the end of 2021, Shanghai Xinsen received some payments from their customers in the form of bank notes with expiration period between three to six months. However, RLSP does not accept bank notes as payments and agreed to temporarily extend the payment terms to four months from two months after negotiated with Shanghai Xinsen. RLSP held advances from Hangzhou Xinsen in the amounts of $18,378 and $18,912 as of December 31, 2023 and 2022, respectively.

Others

As of December 31, 2023 and 2022, our CEO Mrs. Xingxiu Hua and CFO Mr. Hua Wang funded the Company and RLSP in the total amounts of $2,684,029 and $2,524,366 for its daily operation, respectively. The payable amounts bear no interest rate and due on demand. During the years ended December 31, 2023 and 2022, the Company contributed $125,000 and $2,055,415 capital, respectively, to RLSP and reduced the unpaid registered capital of RLSP to $17,772,925 (RMB126 million) in China. The cash payments were approved by Agricultural Bank of China, Fenghua Branch, which is authorized by the State Administration of Foreign Exchange (the “SAFE”).

Item 14. Principal Accountant Fees and Services.

The following table shows the fees that were billed for audit and other services provided by Simon & Edward, LLP, our independent auditors, for the fiscal year ended December 31, 2023 and 2022, respectively:

	Year ended December 31,
	2023	2022
Audit Fees	$57,500	$57,500

Audit-Related Fees	$-	$-

Tax Fees	$3,000	$3,000

All Other Fees	$-	$-

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. All other fees relate to professional services rendered in connection with the review of the quarterly financial statements.

Pre-Approval Policy

Our Board as a whole pre-approves all services provided by Simon & Edward, LLP. For any non-audit or non-audit related services, the Board must conclude that such services are compatible with the independence as our auditors. Our Audit Committee approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

Item 15. Exhibits; Financial Statement Schedules.

The following documents are filed as part of this Annual Report:

1.	Financial Statements: The following Financial Statements and Supplementary Data of Rubber Leaf Inc and the Report of Independent Registered Public Accounting Firm included in Part II, Item 8:

●	Consolidated Balance Sheets at December 31, 2023 and 2022;

●	Consolidated Statements of Operations and Other Comprehensive Income for the years ended December 31, 2023 and 2022;

●	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2023 and 2022;

●	Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022; and

●	Notes to Financial Statements.

2.	Exhibits:

Exhibit No.	Description
3.1+	Certificate of Incorporation, as filed with the Nevada Secretary of State on May 18, 2021
3.2+	Bylaws of The Registrant
4.1*	Description of Registrant’s Securities
10.1+	Share Exchange Agreement between the Company and Xingxiu Hua dated May 27, 2021
10.2±	Material Purchase Contract with Shanghai Haozong Rubber & Plastic Technology Co., Ltd.
10.3±	Material Sales Contract with Shanghai Xinsen Import and Export Co., Ltd.
10.4†±	Rubber Leaf Inc 2021 Equity Incentive Plan
14.1*	Code of Ethics
21.1±	List of Subsidiaries of the Registrant
24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1±	Audit Committee Charter
99.2±	Compensation Committee Charter
99.3±	Nominating and Corporate Governance Committee Charter
101	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Incorporated by reference to the Registration Statement on Form S-1 of the Company as filed with the SEC on November 15, 2021.

± Incorporated by reference to the Registration Statement on Form S-1 of the Company as filed with the SEC on February 23, 2024.

† Compensatory plan.

* Filed herewith.

** Furnished herewith and not to be incorporated by reference into any filing of Rubber Leaf Inc under the Securities Act or the Exchange Act whether made before or after the date of this Annual Report.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2024.

RUBBER LEAF INC

By:	/s/ Xingxiu Hua
Xingxiu Hua, Chief Executive Officer

Name	Position	Date

/s/ Xingxiu Hua	Chief Executive Officer, President and Chairperson of the Board of Directors	March 27, 2024
Xingxiu Hua	(Principal Executive Officer)

/s/ Hua Wang	Chief Financial Officer, Secretary and Director	March 27, 2024
Hua Wang	(Principal Financial and Accounting Officer)

/s/ Jun Tong	Director	March 27, 2024
Jun Tong

/s/ Jiangwei Yan	Director	March 27, 2024
Jiangwei Yan

/s/ Wei Xu	Director	March 27, 2024
Wei Xu

/s/ Rong Yu	Director	March 27, 2024
Rong Yu

/s/ Yifeng Xu	Director	March 27, 2024
Yifeng Xu

