Form 10-K/A
period 2023-12-31
Rubber Leaf Inc
filed 2024-04-15
CIK 1893657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

Rubber Leaf Inc (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to its Annual Report on Form 10-K for the year ended December 31, 2023, initially filed on March 27, 2024 (referred to as the “Original Report”). The Original Report disclosed that on March 25, 2024, Ningbo National High-Tech District branch of Industrial and Commercial Bank of China agreed to extend a credit line of RMB 56 million to RLSP for a term of two years. This credit is secured by the Company’s property located at Qixing Road, Weng’ao Industrial Zone, Chunhu Subdistrict, Fenghua District, Ningbo, Zhejiang, China (referred to as the “Disclosure Event”). In light of the Disclosure Event, the Company has concluded that substantial doubt regarding its ability to operate as a going concern no longer exists. Additionally, the Company’s Independent Auditor, Simon & Edward, LLP (“S&E”) has concurred with the management’s conclusion. However, the management inadvertently neglected to remove the going concern statements from the Original Report. To rectify this oversight, this Amendment No. 1 has been prepared to remove any and all of the references to the “going concern” statements, such as (i) eliminating the risk factor titled “We have incurred substantial operating losses since our inception and there is substantial doubt about our ability to continue as a going concern” from Item 1A, (ii) removing certain references to going concern issue from Item 7, (iii) incorporating the subsequent event to the section titled “Liquidity and Capital Resources” in Item 7, and (iv) removing “Note 2 - Going Concern” from Item 8.

In addition, Item 15 of Part IV has been amended to include the currently dated certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. New Section 302 certifications of the Company’s principal executive officer and principal financial officer are filed with this Form 10-K/A as Exhibits 31.1 and 31.2 hereto, respectively. The Company also is filing a new certificate under Section 906 of the Sarbanes-Oxley Act of 2022 with this Form 10-K/A as Exhibit 32.1 hereto.

Except as described above, no other changes have been made to the Original Report. The Original Report continues to speak as of the date of the Original Report, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Report.

ii

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

iii

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

The operating and financial restrictions and covenants in the loan agreement, as well as any future financing agreements that we may enter into, could restrict our ability to finance our operations and to engage in, expand or otherwise pursue business activities and strategies that we or our stockholders may consider beneficial. If we do not have or are unable to generate sufficient cash available to repay our secured debt obligations when they become due and payable, either upon maturity or in the event of a default, we may lose our rights to our assets. This could materially and adversely affect our liquidity and financial condition and our ability to operate and continue our business.

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

Note 2 - Summary of Significant Accounting Policies

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

Note 3 - Inventories, net

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

Note 4 - Plant and equipment, net

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

Note 5 – Intangible asset, net

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

Note 6 – Borrowings

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

Note 7 – Related Party Transactions

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

Note 8 – Shareholders’ Equity

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

PART IV

Item 15. Exhibits; Financial Statement Schedules.

The following documents are filed as part of this Annual Report:

1.	Financial Statements: The following Financial Statements and Supplementary Data of Rubber Leaf Inc and the Report of Independent Registered Public Accounting Firm included in Part II, Item 8:

●	Consolidated Balance Sheets at December 31, 2023 and 2022;

●	Consolidated Statements of Operations and Other Comprehensive Income for the years ended December 31, 2023 and 2022;

●	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2023 and 2022;

●	Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022; and

●	Notes to Financial Statements.

2.	Exhibits:

Exhibit No.	Description
3.1+	Certificate of Incorporation, as filed with the Nevada Secretary of State on May 18, 2021
3.2+	Bylaws of The Registrant
4.1**	Description of Registrant’s Securities
10.1+	Share Exchange Agreement between the Company and Xingxiu Hua dated May 27, 2021
10.2±	Material Purchase Contract with Shanghai Haozong Rubber & Plastic Technology Co., Ltd.
10.3±	Material Sales Contract with Shanghai Xinsen Import and Export Co., Ltd.
10.4†±	Rubber Leaf Inc 2021 Equity Incentive Plan
14.1**	Code of Ethics
21.1±	List of Subsidiaries of the Registrant
24.1**	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Chief Executive Officer and President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1±	Audit Committee Charter
99.2±	Compensation Committee Charter
99.3±	Nominating and Corporate Governance Committee Charter
101	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Incorporated by reference to the Registration Statement on Form S-1 of the Company as filed with the SEC on November 15, 2021.

± Incorporated by reference to the Registration Statement on Form S-1 of the Company as filed with the SEC on February 23, 2024.

† Compensatory plan.

* Filed herewith.

** Previously filed.

*** Furnished herewith and not to be incorporated by reference into any filing of Rubber Leaf Inc under the Securities Act or the Exchange Act whether made before or after the date of this Annual Report.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2024.

RUBBER LEAF INC

By:	/s/ Xingxiu Hua
Xingxiu Hua, Chief Executive Officer

Name	Position	Date

/s/ Xingxiu Hua	Chief Executive Officer, President and Chairperson of the Board of Directors	April 15, 2024
Xingxiu Hua	(Principal Executive Officer)

/s/ Hua Wang	Chief Financial Officer, Secretary and Director	April 15, 2024
Hua Wang	(Principal Financial and Accounting Officer)

/s/ Jun Tong	Director	April 15, 2024
Jun Tong

/s/ Jiangwei Yan	Director	April 15, 2024
Jiangwei Yan

/s/ Wei Xu	Director	April 15, 2024
Wei Xu

/s/ Rong Yu	Director	April 15, 2024
Rong Yu

/s/ Yifeng Xu	Director	April 15, 2024
Yifeng Xu

