Form 10-Q
period 2024-03-31
Rubber Leaf Inc
filed 2024-05-14
CIK 1893657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 13, 2024, the Registrant had 41,109,458 shares of common stock, $0.001 par value, issued and outstanding.

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section entitled “Risk Factors,” beginning on page 11 of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities & Exchange Commission (“SEC”) on March 27, 2024. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RUBBER LEAF INC

RUBBER LEAF INC

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$197,438	$41,687
Accounts receivables	128,021	130,230
Accounts receivables – related parties	8,437,022	5,209,169
Advances to vendors	75,190	60,361
Advances to vendors and other receivables - related parties	373,761	222,529
Inventories, net	740,768	760,610
Deposit to vendor - related party	2,077,476	2,113,331
Other current assets	266,601	237,266
Total current asset	12,296,277	8,775,183
Noncurrent assets:
Plant and equipment, net	8,742,954	9,061,473
Intangible asset, net	1,955,540	2,001,113
Total Assets	$22,994,771	$19,837,769

LIABILITIES
Current liabilities:
Borrowings	$3,561,031	$3,434,980
Borrowings– related party	180,761	183,881
Accounts payables	5,702,551	5,789,650
Accounts payables – related parties	10,426,431	7,253,516
Other payable - related party	3,298,467	2,684,029
Advances from customers	348,052	354,059
Other current liabilities	494,569	375,213
Total current liabilities	24,011,862	20,075,328

Noncurrent liabilities:
Long-term borrowing	-	20,546

Total Liabilities	24,011,862	20,095,874

Commitment and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock: 40,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: 100,000,000 shares authorized, 41,109,458 shares and 41,109,458 shares issued and outstanding as of March 31, 2024 and December 31, 2023	41,110	41,110
Additional paid-in capital	2,799,035	2,799,035
Accumulated deficit	(3,943,011)	(3,217,901)
Accumulated other comprehensive income	85,775	119,651
Total stockholders’ equity	(1,017,091)	(258,105)
Total Liabilities and Stockholders’ Equity	$22,994,771	$19,837,769

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	For the three months ended March 31,
	2024	2023
	(Unaudited)
Sales	$-	$897,432
Sales-related parties	2,954,607	1,448,109
Total	2,954,607	2,345,541

Cost of sales	2,960,529	2,278,420
Loss on factory relocation	190,703	-
Total cost of sales	3,151,232	2,278,420
Gross profit	(196,625)	67,121

Operating Expenses
Selling expenses	8,710	46,867
General & administrative expenses	391,649	194,912
Total operation expenses	400,359	241,779
Loss from operation	(596,984)	(174,658)

Other income (expense):
Interest expense	(122,535)	(40,195)
Other income, net	(5,591)	24,588
Total other expenses, net	(128,126)	(15,607)

Net loss before income taxes	$(725,110)	(190,265)
Income tax expenses	-	9,055
Net loss	$(725,110)	(199,320)

Foreign currency translation, net of tax	(33,876)	13,982
Comprehensive loss	(758,986)	(185,338)

Earnings per share
Basic and diluted loss per share	$(0.02)	$(0.00)
Weighted average common shares outstanding	41,109,458	40,976,458

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred				Additional	Retained Earnings	Accumulated Other	Total Stockholders’
	Stocks		Common Stocks		Paid-in	(Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	income (loss)	(Deficit)
Balance at December 31, 2022	-	$-	40,976,458	$40,977	$2,400,168	$(1,819,757)	$202,483	$823,871
Net loss	-	-	-	-	-	(199,320)		(199,320)
Foreign currency translation, net tax	-	-	-	-	-		13,982	13,982
Balance at March 31, 2023 (Unaudited)			40,976,458	$40,977	$2,400,168	$(2,019,077)	$216,465	$638,533

	Preferred				Additional	Retained Earnings	Accumulated Other	Total Stockholders’
	Stocks		Common Stocks		Paid-in	(Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	income (loss)	(Deficit)
Balance at December 31, 2023	-	$-	41,109,458	$41,110	$2,799,035	$(3,217,901)	$119,651	$(258,105)
Net loss	-	-	-	-	-	(725,110)		(725,110)
Foreign currency translation, net tax	-	-	-	-	-		(33,876)	(33,876)
Balance at March 31, 2024 (Unaudited)			41,109,458	$41,110	$2,799,035	$(3,943,011)	$85,775	$(1,017,091)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31
	2024	2023
	(Unaudited)
Cash flow from operating activities
Net loss	(725,110)	(199,320)
Adjustments to reconcile loss to net cash (used in) provided by operating activities:
Depreciation and amortization	177,207	131,123
Changes in operating assets and liabilities:
Account receivables – related parties	(3,331,319)	1,346,693
Advances to vendors - related party	(159,713)	(27,547)
Advance to vendors	(42,901)	23,638
Other current assets	(2,041)	(103,755)
Inventories	6,969	(335,918)
Notes payable	-	(671,275)
Account payable	11,179	(234,869)
Accounts payable - related parties	3,310,974	(1,037,848)
Advances from customers	-	148,039
Retainage payable	-	(38,451)
Other current liabilities	126,016	(78,639)
Net cash (used in) provided by operating activities	(628,739)	(1,078,129)

Cash flow from investing activities
Purchase of equipment and factory construction	-	(24,024)
Net cash used in investing activities	-	(24,024)

Cash flow from financing activities
Proceeds from to related parties	620,491	-
New borrowings	3,297,345	492,943
Repayments of borrowings-related party		(69,134)
Repayments of borrowings	(3,132,467)	(39,467)
Net cash provided by financing activities	785,369	384,342

Effect of exchange rate changes	(879)	2,686
(Decrease) Increase in cash	155,751	(715,126)
Cash and restricted cash, beginning	41,687	1,369,557
Cash and restricted cash, ending	$197,438	$654,431

Supplemental disclosures of cash flow
Interest paid	$29,224	$40,215
Income taxes paid	$-	$6,910

Noncash investing and financing activities:
Construction in progress additions	$-	$993,565

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements. With respect to the unaudited financial statements as of and for the three months ended March 31, 2024, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ended December 31, 2024.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash and cash equivalents and accounts receivable. As of March 31, 2024 and December 31, 2023, $69,224 and $Nil of the Company’s cash held by financial institutions were uninsured, respectively.

Major customers

For the three months ended March 31, 2024 and 2023, the Company’s revenues from two major customers accounted more than 10% of the total revenue were as following:

	Three months ended March 31, 2024			As of March 31, 2024				Three months ended March 31, 2023		As of March 31, 2023
	Amount	% of Total Revenue		Accounts Receivable		% of Total Accounts Receivable		Amount	% of Total Revenue	Accounts Receivable	% of Total Accounts Receivable
Customer B	$2,954,607	100%			$8,437,022	100%		$1,448,109	62%	$3,344,349	100%
Customer A	$-		%	$			%	$897,432	38%	$-	-%

●	Customer A: eGT New Energy Automotive Co., Ltd. (“eGT” ), an unrelated party.
●	Customer B: Shanghai Xinsen Import & Export Co., Ltd (“Shanghai Xinsen”), a related party that sells RLSP’s products to Shanghai Hongyang Sealing Co., Ltd. (“Shanghai Hongyang”) and Wuhu Huichi Auto Parts Co., Ltd. (“Wuhu Huichi”), two unrelated parties of RLSP and the Company, and certified first-tier suppliers of Auto Manufacturers.

Major vendors

For the three months ended March 31, 2024 and 2023, the Company made purchases from the major vendors accounted more than 10% of the total purchases were as following:

	Three months ended March 31, 2024		As of March 31, 2024		Three months ended March 31, 2023		As of March 31, 2023
	Amount	% of Total Purchase	Accounts payable	% of Total Accounts Payable	Amount	% of Total Purchase	Accounts payable	% of Total Accounts Payable
Vendor A	$2,960,164	100%	$6,118,302	59%	$1,908,106	84%	$1,534,522	23%
Vendor B	$-	-%	$4,290,063	41%	$-	-%	$4,983,479	76%
Vendor C	$-	-%	$-	-%	$369,389	16%	$-	-%

●	Vendor A: Shanghai Haozong Rubber & Plastic Technology Co., Ltd. (“Shanghai Haozong”), a related party.
●	Vendor B: Shanghai Huaxin Economic and Trade Co., Ltd. (“Shanghai Huaxin”), a related party, purchase amounts and accounts payable balances include retainage payables.
●	Vendor C: Shanghai Yongliansen Import and Export Trading Company (“Yongliansen”), a related party.

Accounts Receivable

Accounts receivables are reported at their net realizable value. Any value adjustments are booked directly against the relevant receivable. We have standard payment terms that generally require payment within approximately 30 to 60 days. Management performs ongoing credit evaluations of its customers. An allowance for potentially uncollectible accounts is provided based on history, economic conditions, and composition of the accounts receivable As of March 31, 2024 and December 31, 2023 no credit risk identified by the management and no allowance for doubtful accounts deemed necessary.

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

For the three months ended March 31, 2024 and December 31, 2023, the Company determined there was no impairment of the long-lived assets.

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

Value Added Tax

The Company is subject to value added tax (“VAT”). The applicable VAT rate is 13% for products sold in the PRC for the years of 2023 and 2024. The amount of VAT liability is determined by applying the applicable tax rate to the amount of goods sold (output VAT) less VAT accrued on purchases made with the relevant supporting invoices (input VAT). Sales and purchases are recorded net of VAT (the amount of VAT is excluded from revenues and costs) collected and paid as the Company acts as an agent for the government.

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

The Company does not have any potentially dilutive instruments as of March 31, 2024 and December 31, 2023, and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2024 and December 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalent, restricted cash, accounts receivable, advances to vendors, inventories, other current assets, accounts payables, advances from customers and other current liabilities. For short term borrowings and notes payable, the Company concluded the carrying values are a reasonable estimate of fair values because of the short period of time between the origination and repayment and as their stated interest rates approximate current rates available.

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

Foreign Currency

Amounts reported in the consolidated financial statements are stated in United States dollars, unless stated otherwise. The Company’s subsidiary in the PRC uses the Chinese renminbi (RMB) as their functional currency and the holding company - RLI uses the United States dollar as their functional currency. For subsidiaries that use the local currency as the functional currency, all assets and liabilities are translated to United States dollars using exchange rates in effect at the end of the respective periods and the results of operations have been translated into United States dollars at the weighted average rates during the periods the transactions were recognized. Resulting translation gains or losses are recognized as a component of other comprehensive income (loss).

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

Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) in accordance with ASC 220, Income Statement-Reporting Comprehensive Income (ASC 220). Under ASC 220, the Company is required to report comprehensive income (loss), which includes net income (loss) as well as other comprehensive income (loss). The only significant component of accumulated other comprehensive income (loss) as of March 31, 2024 and December 31, 2023 is the currency translation adjustment.

Segment Information

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the executive team, which is comprised of the chief executive officer and the chief financial officer. Based on the financial information presented to and reviewed by the chief operating decision maker in deciding how to allocate the resources and in assessing the performance, the Company has determined that it has two operating and reporting segments based on sales channels – direct supply and indirect supply as of March 31, 2024 and March 31, 2023 and for three months ended.

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

Note 3 - Inventories

Inventories consisted of raw rubber materials, finished goods of rubber products and others, and are stated at the lower of cost or net realizable value. As of March 31, 2024 and December 31, 2023, inventories consisted of the following:

	March 31, 2024	December 31, 2023
	(Unaudited)
Raw materials	$11,602	$12,761
Finished goods	729,166	747,849
Total	740,768	760,610

Note 4 - Plant and equipment, net

	March 31,	December 31,
	2024	2023

Equipment and machinery	$5,376,884	$5,469,683
Factory and Building	5,363,059	5,455,619
Furniture and office equipment	4,185	4,257
Auto vehicles	23,244	23,645
Leasehold improvement	116,660	118,673
Minus: Accumulated depreciation and amortization	(2,141,078)	(2,010,404)
Property plant and equipment, net	$8,742,954	$9,061,473

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

For the three months ended March 31, 2024 and 2023, the depreciation and amortization expenses were $165,532 and $120,028, respectively.

Note 5 - Intangible asset, net

On October 21, 2020, RLSP entered a purchase contract with the Ninbo government agent, Zhejiang Province, whereby the Company was assigned the land use rights, for 50 years useful life, located in Chunhun Street, in Fenghua city, Zhejiang Province, for a total purchase price of $2,064,554 (RMB 13,729,900 at exchange rate of 0.1504), the information of the land use rights is as followed:

Intangible asset, net consists of the following:

	March 31,	December 31,
	2024	2023
	(Unaudited)
Land use rights	$2,102,545	$2,138,833
Less: Accumulated amortization	(147,005)	(137,720)
Intangible asset, net	1,955,540	2,001,113

For the three months ended March 31, 2024 and 2023, the amortization of land use rights $11,675 and $11,095, respectively.

Note 6 - Borrowings

On April 30, 2021, RLSP borrowed $774,401 (RMB 5 million) short-term loan from an unrelated entity guaranteed by an individual person. The loan has a monthly interest rate of 1% with the due date on June 15, 2021. Pursuant to the loan agreement, the interest rate will increase to 2% monthly if RLSP is in default of loan terms and the lender may further obtain 5% of RLSP’s ownership. On November 10, 2021, RLSP extended the maturity date of the loan till April 30, 2022 with the other loan terms remain the same and the two parties have verbally agreed to extend the due date to December 31, 2023. On June 12, 2023, a supplemental agreement entered, pursuant to which, the loans are due on demand, with the other loan terms remain the same. As of March 31, 2024 and December 31, 2023, the loan balance were $263,147 (RMB 1.9 million) and $267,689 (RMB 1.9 million), respectively.

On September 1, 2021, RLSP borrowed $154,832 (RMB 1 million) short-term loan from an unrelated individual. The loan has annual interest rate of 13% with due date on August 31, 2022. RLSP has had several round financing transactions with the individual since then. As of March 31, 2024 and December 31, 2023, the individual loan balances were $64,402 (RMB 0.46 million) and $67,627 (RMB 0.48 million) respectively. RMB460,000 out of $64,402 loan balance has no maturity date. The Company may repay the loan anytime and no interest further on.

On September 1, 2021, RLSP borrowed $247,732 (RMB 1.6 million) short-term loan from an officer of RLSP. The loan has an annual interest rate of 8% with due date on August 31, 2022. RLSP borrowed $152,359 and $Nil during 2023 and 2022, and repaid $28,263 and $69,256 back during 2023 and 2022, respectively. As of March 31, 2024 and December 31, 2023, the loan balances were $180,761 (RMB 1.3 million) and $183,881 (RMB 1.3 million), respectively. The loan was extended to December 31, 2023 on March 11, 2023 and the officer has waived loan interest since September 2022. On September 1, 2023, a supplemental agreement entered, pursuant to which, the loans are due on demand, with the other loan terms remain the same.

On November 30, 2021, RLSP borrowed $314,857 (RMB 2 million) mortgage loan from Zhejiang Yongyin Financial leasing Co., Ltd, a subsidiary of Ningbo Fenghua Rural Commercial Bank Co., Ltd, pledged with machinery and equipment RLSP purchased and fully paid with the market value of approximately RMB2.3 million. The loan has two-year term with due date on November 19, 2023. The loan balances were $214,217 and $288,348 as of March 31, 2024 and December 31, 2023, respectively.

On March 2022, RLSP borrowed $20,901 personal loans from two employees and $10,451 was repaid in April 2022. As of December 31, 2022, the outstanding loan balance was $10,149. The loans bear no interest and due on demand. The loan was fully paid back on March 2023.

On November 18, 2022, RLSP entered a one-year bank loan of $1,884,823 (RMB 13 million) with Fenghua Chunhu branch, Bank of Ningbo. with the annual interest rate of 4.5%. The collateral pledged for the loan was the land use right with appraisal value of $3.44 million (approximately RMB 23.69 million). The loan was extended to September 30, 2023 on September 22, 2023. On September 21, 2023 RLSP entered a three-month bank loan of $1,837,092 (RMB$13 million) with the same bank branch and fully paid back before December 31, 2023. On December 25, 2023, RLSP borrowed $1,837,092 (RMB 13 million) with due date on December 31, 2023. On March 27, 2024, RBLF fully paid back the loan. The loan balances were $Nil and 1,831,553 as of March 31, 2024 and December 31, 2023, respectively.

On September 14, 2023, RLSP borrowed $2,054,513 (RMB 15 million) a short-term loan from unrelated individual for temporarily fund shortage. The loan bears 2.5% monthly interest rate and has its maturity date of November 30, 2023. RLSP repaid back $1,780,578 (RMB 13 million out of RMB15 million) during September 2023. There is no maturity date with balance of $276,997 (RMB 2 million) and $281,777 (RMB 2 million) as of March 31, 2024 and December 31, 2023. RLSP plans to pay off the remaining loans by the end of May 2024.

On October 20 and October 30, 2023, RLSP borrowed $365,245 (RMB 2.6 million) and $353,287 (RMB 2.5 million) short-term loans with a monthly interest rate of 3% from an unrelated individual. On January 16, 2024, RLSP borrowed additional $27,826 (RMB 0.2 million) with a same interest rate of 3% in month. The total loan balance was $734,041 (RMB 5.3 million) and $718,532 (RMB 5.1 million) as of March 31, 2024 and December 31, 2023. RLSP plans to pay off the remaining loans before the end of May 31, 2024.

On March 27, 2024, RLSP borrowed $1,878,235 (RMB 13.5 million) a short-term loan from unrelated individual for temporarily fund shortage. The loan bears 1.2% daily interest rate and on March 29,2024, the loan was partially paid in the amount of $1,252,156 (RMB 9 million) with outstanding balance of $623,242 (RMB 4.5 million). RLSP paid off the remaining balance in April 2024.

On March 25, 2024, RLSP secured approval for a line of credit (“LOC”) from the Industrial and Commercial Bank of China, Ningbo National Gaoxin Branch, with a total amount of $7.75 million (RMB 56 million).RLSP used new factory building and land use right located at Qixing Road, Weng’ao Industrial Zone, Chunhu Subdistrict, Fenghua District, Ningbo, Zhejiang, China as collateral pledged for this LOC. The LOC can be utilized through separate loans and has a term of two years.

Subsequently, on March 28, 2024, RLSP obtained a one-year bank loan of $1,391,285 (RMB 10 million) from the Industrial and Commercial Bank of China, Ningbo National Gaoxin Branch, at an annual interest rate of 3.55%. This loan was drawn from the approved LOC. As of March 31, 2024, the outstanding balance of this loan amounted to $1,384,985 (RMB 10 million).

Interest expense primarily consists of the interest incurred on the bank loans, commercial & individual loans and minor bank service charges. For three months ended March 31, 2024 and 2023 the Company recorded the interest expense of $122,535 and $ 40,195, respectively.

Note 7– Related Party Transactions

Purchase

In order to reduce the purchase cost and enhance the purchase power, the Company purchases the main raw materials from Yongliansen Import and Export Trading Company (“Yongliansen”) and Shanghai Haozong Rubber & Plastic Technology Co., Ltd. (“Shanghai Haozong”), and also purchases equipment and rubber products under indirect supply model from Shanghai Huaxin Economic and Trade Co., Ltd. (“Shanghai Huaxin”) during the three months ended March 31, 2024 and 2023. The Company’s founder holds minor equity interests of the three suppliers directly or indirectly and one of the Company directors, Mr. Jun Tong holds 30% ownership of Shanghai Haozong.

For three months ended March 31, 2024 and 2023, the Company purchased raw materials from Yongliansen (“Vendor C”) in the total amount of $Nil and $ 369,389, respectively. As of March 31, 2024 and December 31, 2023, the Company advanced Yongliansen $233,729 and $219,734, respectively, mainly for raw material purchases. On November 30, 2020, RLSP advanced RMB 15 million or $2,077,476 as a deposit (the “Deposit”) to Yongliansen in order to lock-down our premium customer position among all customers of Yongliansen and maintain a long-term business relationship. The Deposit bears no interest and due on demand. Due to less procurement of raw materials made from Yongliansen in 2022, RLSP requested Yongliansen to refund the Deposit, and Yongliansen agreed to fully refund RLSP by December 31, 2022. On December 15, 2022, RLSP and Yongliansen entered into a Payment Agreement, among which Yongliansen requested to extend the repayment date of the Deposit to April 30, 2024, and RLSP has agreed to grant such extension request. See Note 12 subsequent event for further details.

For three months ended March 31, 2024 and 2023, RLSP purchased $2,960,164 and $ 1,908,106 rubber products from Shanghai Haozong (“Vendor A”), respectively. As of March 31, 2024 and December 31, 2023, $6,118,302 and $2,871,033 accounts payable due to Shanghai Haozong, respectively.

For three months ended March 31, 2024 and 2023, RLSP purchased $Nil and $Nil rubber products and equipment from Shanghai Huaxin (“Vendor B”), respectively. As of March 31, 2024 and December 31, 2023, $4,290,063 and $4,364,105 payable were due to Shanghai Huaxin, respectively.

On December 25, 2021, RLSP signed a Payment Extension Agreement with Shanghai Huaxin regarding outstanding account payable balance, which was amended on August 14, 2022. Under the amended Payment Extension Agreement, RLSP and Shanghai Huaxin both agreed that the $6,835,124 accounts payable as of June 30, 2022 shall be paid based on the agreed-upon payment schedule, of which $746,480 accounts payable should be paid before December 31, 2022. During the six months ended December 31, 2022, the Company has paid RMB 11,350,337 or about USD $1,626,379. For the three months ended March 31, 2023, RLSP has paid RMB1,195,000 or about USD 174,680. The remaining balance of $4,364,105 shall be paid by the end of April 30, 2024 per the Payment Extension Agreement. See Note 12 subsequent event for further details.

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

For three months ended March 31, 2024 and 2023, RLSP had indirect sales through Xinsen Group that were sold to two certified first-tier suppliers of the Auto Manufacturers $2,954,607 and $ 1,448,109 respectively. As of March 31, 2024 and December 31, 2023, the accounts receivable due from Shanghai Xinsen were and $8,437,022 and $5,209,169 respectively. Since the end of 2021, Shanghai Xinsen received some payments from their customers in the form of bank notes with expiration period between three to six months. However, RLSP does not accept bank notes as payments and agreed to temporarily extend the payment terms to four months from two months after negotiated with Shanghai Xinsen. RLSP held advances from Hangzhou Xinsen in the amounts of $18,066 and $18,378 as of March 31, 2024 and December 31, 2023, respectively.

Others

As of March 31, 2024 and December 31, 2023, the Company’s founder and officer funded the Company and RLSP in the total amount of $3,298,467 and $2,684,029 for its daily operation, respectively. The payable amounts bear no interest rate and due on demand. During the three months ended March 31, 2024 and 2023, the Company transferred cash in the amount of $Nil and $64,749 respectively to RLSP as capital contribution for its daily operation, and reduced the unpaid registered capital of RLSP to $17,772,925 (RMB126 million) in China. The cash transfer has been approved by Agricultural Bank of China, Fenghua Branch, which is authorized by the State Administration of Foreign Exchange (the “SAFE”).

Note 8 – Shareholders’ Equity

RLSP was established on July 8, 2019 with registered capital of $20 million. As of March 31, 2024 and 2023, $2,230,915 and $2,105,915 cash has been transferred from the Company to RLSP as capital contribution, respectively.

From May to July 2023, the Company issued 133,000 shares of common stocks at $3.00 per share pursuant to the private placements with ten individuals for cash. The total $399,000 subscriptions were fully received as of March 31, 2024. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

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

Our management maintains confidence in our legal standing and is actively pursuing a resolution that will be beneficial to us. As legal proceedings are subject to inherent uncertainties, we cannot predict the outcome of this matter at the time of filing this Quarterly Report.

Note 10 - Income Taxes

The Company, RLI is a Nevada company and subject to the United States federal income tax at a tax rate of 21%. The Company’s subsidiary, RLSP, is incorporated in the PRC and are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes (“EIT”) is generally imposed at 25%.

For the three months ended March 31, 2024 and 2023, the provision for income taxes was $Nil and $9,055, respectively. As of March 31, 2024 and December 31, 2023, the income tax payables were $189,251 and $192,518, respectively.

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
	(Unaudited)
U.S. federal income tax rate	21.0%	21.0%
Tax rate difference	4.0%	4.0%
Tax except	-%	-%
Nontaxable items	-%	-%
GILTI tax	-%	-%
Others	-%	-%
Valuation allowance	(25%)	(29.8%)
Effective tax rate	-%	(4.8%)

For U.S. income tax purposes, the Company has no cumulative undistributed earnings of foreign subsidiary as of March 31, 2024 after acquired RLSP on May 27, 2021. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the three months ended March 31, 2024 and 2023, no GILTI tax expense was incurred.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of March 31, 2024.

Note 11 - Segment Reporting

We realize revenue primarily through the sale of synthetic rubber, rubber compound, car window seals, auto parts with two sales channels. The Company managed and reviewed its business as two operating and reporting segments: direct supply and indirect supply models.

The business line distribution of the Company’s information as of and for three months ended March 31, 2024 and 2023 as following:

	For three months ended March 31
	2024	2023
	(Unaudited)
Revenue:
Direct supply model	$-	$897,432
Indirect supply model	2,954,607	1,448,109
Total	2,954,607	2,345,541

Gross profit:
Direct supply model	-%	6%
Indirect supply model	0%	1%
	7%	3%

Income(loss) from operations:
Direct supply model	(72,840)	(124,521)
Indirect supply model	(24,707)	(10,344)
Corporate	(499,437)	(39,793)

Net income(loss)
Direct supply model	(200,966)	(140,128)
Indirect supply model	(24,707)	(10,344)
Corporate	(499,437)	(39,793)

	March 31,	December 31,
	2024	2023

Reportable assets
Direct supply model	$11,938,316	$10,930,729
Indirect supply model	9,018,688	6,837,818
Corporate	2,037,767	2,069,222
Total	$22,994,771	$19,837,769

All long-term assets are managed under direct supply model by the chief operating decision maker.

Note 12 - Subsequent Events

On April 1, 2024, RLSP obtained a one-year bank loan of $2.27 million (RMB 20 million) from the Industrial and Commercial Bank of China, Ningbo National Gaoxin Branch, at an annual interest rate of 3.55%, which was drawn from the approved LOC dated on March 25, 2024.

In accordance with a Payment Extension Agreement signed between Shanghai Huaxin (the “Payee”) and RLSP (the “Payer”) on December 25, 2021, and a Repayment Agreement signed between Yongliansen (the “Payer”) and RLSP (the “Payee”) on December 15, 2022. RLSP, Yongliansen, and Shanghai Huaxin signed a Tripartite Payment Agreement (the “TPA”) on May 6, 2024. Under the terms of the TPA, RLSP, Yongliansen, and Shanghai Huaxin have agreed that the advance of $2,113,331 or RMB 15 million from RLSP to Yongliansen will be directly remitted from Yongliansen to Shanghai Huaxin. This remittance serves as payment to settle the payable amount owed to Shanghai Huaxin by RLSP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Result of Operations

Comparison of the Three Months Ended on March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended on March 31, 2024 and 2023:

	For three months ended on March 31,
	2024	2023	Changes

Sales	$-	$897,432	$(897,432)
Sales-related parties	2,954,607	1,448,109	1,506,498
Total	2,954,607	2,345,541	609,066

Cost of sales	2,960,529	2,278,420	682,109
Loss on factory relocation	190,703	-	190,703
Total cost of sales	3,151,232	2,278,420	872,812
Gross profit	(196,625)	67,121	(263,746)

Operating Expenses
Selling expenses	8,710	46,867	(38,157)
General & administrative expenses	391,649	194,912	196,737
Total operation expenses	400,359	241,779	158,580
Loss from operation	(596,984)	(174,658)	(422,326)

Other income (expense):
Interest expense	(122,535)	(40,195)	(82,340)
Other (expense) income, net	(5,591)	24,588	(30,179)
Total other expenses, net	(128,126)	(15,607)	(112,519)

Net Income(loss) before income taxes	(725,110)	(190,265)	(534,845)
Income tax expenses	-	9,055	(9,055)
Net loss	$(725,110)	$(199,320)	$(525,790)

Sales Revenue

Sales revenue for the three months ending on March 31, 2024 and 2023 amounted to $2,954,607 and $2,345,541, respectively, marking an increase of $0.6 million or 26% year over year. This increase was primarily attributed to rising demand resulting from the indirect supply model. The adverse sales impact from Covid-19, compared to the same period in 2023, was mitigated.

RLSP initiated the relocation of its factory to our newly constructed facility in early August 2023 and subsequently obtained the property title certificate in December 2023. However, as of March 31, 2024, production had not yet resumed in the new factory due to the automotive manufacturing industry’s requirement to obtain the QS16949 quality certificate for production. The relocation necessitates recertification, a process typically lasting between two to three months. Following certification, direct supply model clients conduct on-site evaluations for approval before formal production can commence, resulting in decreased sales from the direct supply model for the three months ended March 31, 2024 compared with the same quarter last year. We anticipate RLSP to resume production in June 2024.

Cost of Sales

Cost of sales were $2,960,529 and $2,278,420 for the three months ended March 31, 2024 and 2023, respectively, an increase of $0.87 million, or 38% year over year. RLSP has been suspend its production since July 2023, which leads to $190,703 of loss on factory relocation for three months ended March 31, 2024.

The increasing of cost of sales-production was increased by $682,109, which was mainly due to the increased sales from our related parties for the three months ended March 31, 2024, compared with the corresponding period of last year.

Gross profit

Gross profit (loss) were $(196,625) and $67,121 for the three months ended on March 31, 2024 and 2023, respectively. Our revenue and gross profit margin were presented as below:

	For the three months ended March 31,
	2024	2023	changes
Revenue:
Direct supply model	$-	$897,432	$(897,432)
Indirect supply model	2,954,607	1,448,109	1,506,498
Total	2,954,607	2,345,541	609,066

Gross profit margin:
Direct supply model	-%	6%	(6%)
Indirect supply model	0%	1%	(1%)
Total	7%	3%	4%

The decrease of our overall gross profit margin, compared with three months ended March 31 2024 and 2023, was mainly attributed to the Company generated less sales from direct supply model which has a higher gross profit margin.

Selling expenses

Selling expenses were $8,710 and $46,867 for three months ended March 31, 2024 and 2023 respectively, with a decrease of 38,157 or 81% year over year. The decrease was mainly associated with the decrease of sales in our direct supply model.

General and administrative cost

General and administrative expense were $391,649 and $194,912 for the three months ended March 31, 2024 and 2023, respectively, increase by $196,737, or 101% year over year. The increase was primarily attributed to the rise in professional service fees during the three months ending March 31, 2024, stemming from the Company’s application for uplisting to Nasdaq Capital Market.

Income from Operations

For the three months ended March 31, 2024, loss from operations was $(596,984), as compared to loss from operations of $(174,658) for the three months ended March 31, 2023, a decrease of $422,326 or 242% year over year. The decrease in income from operations was primarily due to the decreasing in sales from our direct sales model client, eGT.

Net loss

As a result of the factors described above, our net loss was $(725,110) for the three months ended March 31 2024, decreased by $525,790 from the net loss of $(199,320) for the three months ended March 31 2023.

Equity and Capital Resources

As of March 31, 2024, we had an accumulated deficit of $(3,943,011). As of March 31, 2024, we had cash of $197,438 and negative working capital of $(11,715,585), compared to cash of $41,687 and a negative working capital of $(11,300,145) on December 31, 2023. The decrease in the working capital was primarily due to the decreased account receivable from related party of the Company.

On March 25, 2024, RLSP secured approval for a line of credit (“LOC”) from the Industrial and Commercial Bank of China, Ningbo National Gaoxin Branch, with a total amount of $7.75 million (RMB 56 million). RLSP used new factory building and land use right located at Qixing Road, Weng’ao Industrial Zone, Chunhu Subdistrict, Fenghua District, Ningbo, Zhejiang, China as collateral pledged for this LOC. The LOC can be utilized through separate loans and has a term of two years. As of May 14, 2024, RLSP still has RMB 26 million available to apply for using from the LOC.

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

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and President, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our principal executive officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this report. Our management, including our Chief Executive Officer and President, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and President and Chief Financial Officer have concluded that there were material weakness in our internal controls over financial reporting as of March 31, 2024 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The material weakness in our controls and procedure were lack of GAAP knowledge and segregation duties. Management does not believe that any of these material weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, claims are made against us in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties, or injunctions prohibiting us from selling one or more products or engaging in other activities. There were no reportable litigation events and there have been no material developments to litigation events previously disclosed in our SEC filings during the quarter ended March 31, 2024 except as described below.

On March 1, 2024, our wholly owned subsidiary Rubber Leaf Sealing Products (Zhejiang) Co., Ltd. (“RLSP”) filed a complaint against Ningbo Rongsen Construction Co., Ltd (“Ningbo Rongsen”) in the Ningbo Intermediate People’s Court of China, challenging the overvalued construction costs of our newly constructed factory. On March 5, 2024, RLSP received a notification from Ningbo Fenghua District People’s Court that the construction project contract dispute case of RLSP vs. Ningbo Rongsen has been filed. The case number is (2024) Zhejiang 0213 Civil Litigation No. 1737.

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

Our management maintains confidence in our legal standing and is actively pursuing a resolution that will be beneficial to us. As legal proceedings are subject to inherent uncertainties, we cannot predict the outcome of this matter at the time of filing this report.

Item 1A. Risk Factors.

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(A) Unregistered Sales of Equity Securities

None.

(B) Use of Proceeds

Not applicable.

(C) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On December 25, 2021, RLSP signed a Payment Extension Agreement with Shanghai Huaxin regarding the outstanding account payable balance (the “Payment Extension Agreement”), which was amended on August 14, 2022. Under the amended Payment Extension Agreement, RLSP and Shanghai Huaxin agreed that the accounts payable of $6,835,124, accrued as of June 30, 2022, should be paid based on the agreed-upon payment schedule, of which $746,480 accounts payable should be paid before December 31, 2022. During the six months ended December 31, 2022, the Company paid RMB 11,350,337 (or about USD $1,626,379). For the three months ended March 31, 2023, RLSP paid RMB 1,195,000 (or about USD 174,680), leaving the remaining balance of $4,364,105 under the amended Payment Extension Agreement before entry of the TPA (as defined below).

On November 30, 2020, RLSP advanced $2,077,476 (or RMB 15 million) as a deposit (the “Deposit”) to Yongliansen in order to lock-down its premium customer position among all customers of Yongliansen and maintain a long-term business relationship. The Deposit bears no interest and is due on demand. Due to less procurement of raw materials made from Yongliansen in 2022, RLSP requested Yongliansen to refund the Deposit, and Yongliansen agreed to fully refund RLSP by December 31, 2022. On December 15, 2022, RLSP and Yongliansen entered into a Payment Agreement (the “Repayment Agreement”), among which Yongliansen requested to extend the repayment date of the Deposit to April 30, 2024, and RLSP has agreed to grant such extension request.

To consolidate the Payment Extension Agreement and Repayment Agreement, RLSP, Yongliansen, and Shanghai Huaxin entered into a Tripartite Payment Agreement (the “TPA”) on May 6, 2024. Under the terms of the TPA, RLSP, Yongliansen, and Shanghai Huaxin have agreed that the advance of $2,113,331 or RMB 15 million from RLSP to Yongliansen will be directly remitted from Yongliansen to Shanghai Huaxin (the “Remittance”). Pursuant to the TPA, this Remittance shall serve as the full payment to settle the accountable payable balance owed to Shanghai Huaxin by RLSP.

The foregoing description of the TPA is not complete and is qualified in its entirety by reference to the full text thereof, filed herewith as Exhibits 10.2 to this report and incorporated herein by reference.

During the quarter ended March 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
10.1+	English Translation of the Credit Line Approval Letter from Industrial and Commercial Bank of China dated March 25, 2024.
10.2*	English Translation of the Tripartite Payment Agreement between Rubber Leaf Sealing Products (Zhejiang) Co., Ltd., Shanghai Yongliansen Import and Export Co., Ltd., and Shanghai Huaxin Trade Co., Ltd. dated May 6, 2024.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Incorporated by reference to the Registration Statement on Form S-1/A of the Company as filed with the SEC on April 19, 2024.

* Filed herewith.

** Furnished herewith and not to be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor incorporated by reference into any filing of Rubber Leaf Inc under the Securities Act of 1933, as amended, or the Exchange Act whether made before or after the date of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUBBER LEAF INC

Date: May 14, 2024	/s/ Xingxiu Hua
Xingxiu Hua, Chief Executive Officer

Date: May 14, 2024	/s/ Hua Wang
Hua Wang, Chief Financial Officer

