Form 10-Q
period 2024-06-30
Rubber Leaf Inc
filed 2024-08-14
CIK 1893657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 14, 2024, the Registrant had 41,109,458 shares of common stock, $0.001 par value, issued and outstanding.

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section entitled “Risk Factors,” beginning on page 11 of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2023 initially filed with the Securities & Exchange Commission (“SEC”) on March 27, 2024. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RUBBER LEAF INC

RUBBER LEAF INC

CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$6,612	$41,687
Accounts receivables	127,193	130,230
Accounts receivables – related parties	6,101,665	5,209,169
Advances to vendors	75,928	60,361
Advances to vendors and other receivables - related parties	234,462	222,529
Inventories, net	728,793	760,610
Deposit to vendor - related party	-	2,113,331
Other current assets	484,015	237,266
Total current asset	7,758,668	8,775,183
Noncurrent assets:
Plant and equipment, net	8,562,811	9,061,473
Intangible asset, net	1,932,277	2,001,113
Total Assets	$18,253,756	$19,837,769

LIABILITIES
Current liabilities:
Borrowings	$4,852,860	$3,434,980
Borrowings– related party	179,592	183,881
Accounts payables	5,665,671	5,789,650
Accounts payables – related parties	4,981,873	7,253,516
Other payable - related party	3,444,979	2,684,029
Advances from customers	345,801	354,059
Other current liabilities	383,313	375,213
Total current liabilities	19,854,089	20,075,328

Noncurrent liabilities:
Long-term borrowing	-	20,546

Total Liabilities	19,854,089	20,095,874

Commitment and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock: 40,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: 100,000,000 shares authorized, 41,109,458 shares and 41,109,458 shares issued and outstanding as of June 30, 2024 and December 31, 2023	41,110	41,110
Additional paid-in capital	2,799,035	2,799,035
Accumulated deficit	(4,516,603)	(3,217,901)
Accumulated other comprehensive income	76,125	119,651
Total stockholders’ equity	(1,600,333)	(258,105)
Total Liabilities and Stockholders’ Equity	$18,253,756	$19,837,769

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	For the six months ended June 30,		For the three months ended June 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Sales	$-	$1,267,970	$-	$370,538
Sales-related parties	4,912,365	3,358,311	1,957,758	1,910,202
Total	4,912,365	4,626,281	1,957,758	2,280,740

Cost of sales	4,908,480	4,313,325	1,947,951	2,034,905
Loss on factory relocation	358,667	-	167,964	-
Total cost of sales	5,267,147	4,313,325	2,115,915	2,034,905
Gross profit (loss)	(354,782)	312,956	(158,157)	245,835

Operating expenses
Selling expenses	15,300	62,163	6,590	15,296
General & administrative expenses	715,533	373,535	323,884	178,623
Total operation expenses	730,833	435,698	330,474	193,919
(Loss) income from operation	(1,085,615)	(122,742)	(488,631)	51,916

Other income (expense):
Interest expense	(213,673)	(108,450)	(91,138)	(68,255)
Other (expense) income, net	(8,001)	12,287	(2,410)	(12,301)
Total other expenses, net	(221,674)	(96,163)	(93,548)	(80,556)

Net income (loss) before income taxes	$(1,307,289)	$(218,905)	$(582,179)	$(28,640)
Income tax (benefit) expenses	(8,587)	16,309	(8,587)	7,254
Net loss	$(1,298,702)	$(235,214)	$(573,592)	$(35,894)

Foreign currency translation, net of tax	(43,526)	(149,492)	(9,650)	(163,474)
Comprehensive loss	(1,342,228)	(384,706)	(583,242)	(199,368)

Earnings per share
Basic and diluted loss per share	$(0.03)	$(0.01)	$(0.01)	$(0.00)
Weighted average common shares outstanding	41,109,458	41,008,169	41,109,458	41,008,169

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional	Retained Earnings	Accumulated Other	Total Stockholders’
	Preferred Stocks		Common Stocks		Paid-in	(Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	income (loss)	(Deficit)
Balance at December 31, 2022	-	$-	40,976,458	$40,977	$2,400,168	$(1,819,757)	$202,483	$823,871
Issue of Shares			126,000	126	377,874			378,000
Net loss	-	-	-	-	-	(235,214)		(235,214)
Foreign currency translation, net tax	-	-	-	-	-		(149,492)	(149,492)
Balance at June 30, 2023 (Unaudited)			41,102,458	$41,103	$2,778,042	$(2,054,971)	$52,991	$817,165

	Preferred				Additional	Retained Earnings	Accumulated Other	Total Stockholders’
	Stocks		Common Stocks		Paid-in	(Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	income (loss)	(Deficit)
Balance at December 31, 2023	-	$-	41,109,458	$41,110	$2,799,035	$(3,217,901)	$119,651	$(258,105)
Net loss	-	-	-	-	-	(1,298,702)		(1,298,702)
Foreign currency translation, net tax	-	-	-	-	-	-	(43,526)	(43,526)
Balance at June 30, 2024 (Unaudited)			41,109,458	$41,110	$2,799,035	$(4,516,603)	$76,125	$(1,600,333)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30
	2024	2023
	(Unaudited)
Cash flow from operating activities
Net loss	(1,298,702)	(235,214)
Adjustments to reconcile loss to net cash (used in) provided by operating activities:
Depreciation and amortization	353,336	268,484
Changes in operating assets and liabilities:
Account receivables – related parties	(1,021,442)	284,335
Advances to vendors - related party	(22,266)	(45,329)
Advance to vendors	2,018,052	29,099
Other current assets	(10,314)	(93,012)
Inventories	14,181	(478,853)
Notes payable	-	(1,298,431)
Account payable	11,138	1,687,812
Accounts payable - related parties	(2,117,910)	(156,438)
Advances from customers	-	185,548
Retainage payable	-	(37,733)
Other current liabilities	16,830	(208,564)
Net cash used in operating activities	(2,057,097)	(98,296)

Cash flow from investing activities
Loan receivable	(194,059)	-
Purchase of equipment and factory construction	(41,584)	(1,954,715)
Net cash used in investing activities	(235,643)	(1,954,715)

Cash flow from financing activities
Share issuance for cash	-	378,000
Proceeds from to related parties	768,721	125,968
New borrowings	6,057,414	373,930
Repayments of borrowings-related party	-	(123,173)
Repayments of borrowings	(4,568,627)	(38,731)
Net cash provided by financing activities	2,257,508	715,994

Effect of exchange rate changes	157	(9,825)
Decrease in cash	(35,075)	(1,346,842)
Cash and restricted cash, beginning	41,687	1,363,779
Cash and restricted cash, ending	$6,612	$16,937

Supplemental disclosures of cash flow
Interest paid	$183,384	$182,692
Income taxes (refunded) paid	$(8,587)	$16,309

Noncash investing and financing activities:
Construction in progress additions	$-	$1,954,715

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements. These Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Form 10-K. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ended December 31, 2024.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash and cash equivalents and accounts receivable. As of June 30, 2024 and December 31, 2023, $ Nil and $Nil of the Company’s cash held by financial institutions were uninsured, respectively.

Major customers

For the six months ended June 30, 2024 and 2023, as well as three months ended June 30, 2024 and 2023 the Company’s revenues from two major customers accounted more than 10% of the total revenue were as following:

	Six months ended June 30, 2024		Three months ended June 30, 2024		Six months ended June 30, 2023		Three months ended June 30, 2023
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Customer B	$4,912,365	100%	$1,957,758	100%	$3,358,311	73%	$1,910,202	84%
Customer A	$-	-%	$-	-%	$1,267,970	27%	$370,538	16%

	As of June 30, 2024		As of December 31, 2023
	Accounts Receivable	% of Total Accounts Receivable	Accounts Receivable	% of Total Accounts Receivable
Customer B	$6,101,665	100%	$5,209,169	100%
Customer A	$-	-%	$-	-%

●	Customer A: eGT New Energy Automotive Co., Ltd. (“eGT” ), an unrelated party.
●	Customer B: Shanghai Xinsen Import & Export Co., Ltd (“Shanghai Xinsen”), a related party that sells RLSP’s products to Shanghai Hongyang Sealing Co., Ltd. (“Shanghai Hongyang”) and Wuhu Huichi Auto Parts Co., Ltd. (“Wuhu Huichi”), two unrelated parties of RLSP and the Company, and certified first-tier suppliers of Auto Manufacturers.

Major vendors

For the six months ended June 30, 2024 and 2023, as well as three months ended June 30, 2024 and 2023, the Company made purchases from the major vendors accounted more than 10% of the total purchases were as following:

	Six months ended June 30, 2024		Three months ended June 30, 2024		Six months ended June 30, 2023		Three months ended June 30, 2023
	Amount	% of Total Purchase	Amount	% of Total Purchase	Amount	% of Total Purchase	Amount	% of Total Purchase
Vendor A	$4,900,879	100%	$1,940,715	100%	$3,864,667	90%	$1,956,561	96%
Vendor B	$-	-%	$-	-%	$-	-%	$-	-%
Vendor C	$-	-%	$-	-%	$441,441	10%	$72,052	4%

	As of June 30, 2024		As of December 31, 2023
	Accounts payable	% of Total Accounts Payable	Accounts payable	% of Total Accounts Payable
Vendor A	$3,661,440	34%	$2,871,033	22%
Vendor B	$1,302,484	12%	$4,364,105	34%
Vendor C	$-	-%	$-	-%

●	Vendor A: Shanghai Haozong Rubber & Plastic Technology Co., Ltd. (“Shanghai Haozong”), a related party.
●	Vendor B: Shanghai Huaxin Economic and Trade Co., Ltd. (“Shanghai Huaxin”), a related party, purchase amounts and accounts payable balances include retainage payables.
●	Vendor C: Shanghai Yongliansen Import and Export Trading Company (“Yongliansen”), a related party.

Accounts Receivable

Accounts receivables are reported at their net realizable value. Any value adjustments are booked directly against the relevant receivable. We have standard payment terms that generally require payment within approximately 30 to 60 days. Management performs ongoing credit evaluations of its customers. An allowance for potentially uncollectible accounts is provided based on history, economic conditions, and composition of the accounts receivable As of June 30, 2024 and December 31, 2023 no credit risk identified by the management and no allowance for doubtful accounts deemed necessary.

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

For the six months ended June 30, 2024 and December 31, 2023, the Company determined there was no impairment of the long-lived assets.

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

The Company does not have any potentially dilutive instruments as of June 30, 2024 and December 31, 2023, and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2024 and December 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalent, restricted cash, accounts receivable, advances to vendors, inventories, other current assets, accounts payables, advances from customers and other current liabilities. For short term borrowings and notes payable, the Company concluded the carrying values are a reasonable estimate of fair values because of the short period of time between the origination and repayment and as their stated interest rates approximate current rates available.

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

Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) in accordance with ASC 220, Income Statement-Reporting Comprehensive Income (ASC 220). Under ASC 220, the Company is required to report comprehensive income (loss), which includes net income (loss) as well as other comprehensive income (loss). The only significant component of accumulated other comprehensive income (loss) as of June 30, 2024 and December 31, 2023 is the currency translation adjustment.

Segment Information

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the executive team, which is comprised of the chief executive officer and the chief financial officer. Based on the financial information presented to and reviewed by the chief operating decision maker in deciding how to allocate the resources and in assessing the performance, the Company has determined that it has two operating and reporting segments based on sales channels – direct supply and indirect supply as of June 30, 2024 and June 30, 2023 and for six months ended.

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

Note 3 - Inventories

Inventories consisted of raw rubber materials, finished goods of rubber products and others, and are stated at the lower of cost or net realizable value. As of June 30, 2024 and December 31, 2023, inventories consisted of the following:

	June 30, 2024	December 31, 2023
	(Unaudited)
Raw materials	$11,528	$12,761
Finished goods	717,265	747,849
Total	728,793	760,610

Note 4 - Plant and equipment, net

	June 30,	December 31,
	2024	2023
	(Unaudited)
Equipment and machinery	$5,342,110	$5,469,683
Factory and Building	5,328,374	5,455,619
Furniture and office equipment	4,158	4,257
Auto vehicles	23,094	23,645
Leasehold improvement	157,186	118,673
Minus: Accumulated depreciation and amortization	(2,292,111)	(2,010,404)
Property plant and equipment, net	$8,562,811	$9,061,473

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

For the six months ended June 30, 2024 and 2023, the depreciation and amortization expenses were $331,010 and $246,707, respectively, and $165,478 and $126,679 for the three months ended June 30, 2024 and 2023, respectively.

Note 5 - Intangible asset, net

On October 21, 2020, RLSP entered a purchase contract with the Ninbo government agent, Zhejiang Province, whereby the Company was assigned the land use rights, for 50 years useful life, located in Chunhun Street, in Fenghua city, Zhejiang Province, for a total purchase price of $2,064,554 (RMB 13,729,900 at exchange rate of 0.1504), the information of the land use rights is as followed:

Intangible asset, net consists of the following:

	June 30,	December 31,
	2024	2023
	(Unaudited)
Land use rights	$2,088,948	$2,138,833
Less: Accumulated amortization	(156,671)	(137,720)
Intangible asset, net	1,932,277	2,001,113

For the six months ended June 30, 2024, the amortization of land use right was $22,326, and for the six months ended June 30, 2023, $21,777 was capitalized under CIP, respectively. For the three months ended June 30, 2024 and 2023, $10,651 and $10,682 amortization of land use rights were capitalized under CIP, respectively.

Note 6 - Borrowings

On April 30, 2021, RLSP borrowed $774,401 (RMB 5 million) short-term loan from an unrelated entity guaranteed by an individual person. The loan has a monthly interest rate of 1% with the due date on June 15, 2021. Pursuant to the loan agreement, the interest rate will increase to 2% monthly if RLSP is in default of loan terms and the lender may further obtain 5% of RLSP’s ownership. On November 10, 2021, RLSP extended the maturity date of the loan till April 30, 2022 with the other loan terms remain the same and the two parties have verbally agreed to extend the due date to December 31, 2023. On June 12, 2023, a supplemental agreement entered, pursuant to which, the loans are due on demand, with the other loan terms remain the same. As of June 30, 2024 and December 31, 2023, the loan balance were $261,445 (RMB 1.9 million) and $267,689 (RMB 1.9 million), respectively.

On September 1, 2021, RLSP borrowed $154,832 (RMB 1 million) short-term loan from an unrelated individual. The loan has annual interest rate of 13% with due date on August 31, 2022. RLSP has had several round financing transactions with the individual since then. As of June 30, 2024 and December 31, 2023, the individual loan balances were $36,465 (RMB 0.26 million) and $67,627 (RMB 0.48 million) respectively. RMB265,000 out of $36,465 loan balance has no maturity date. The Company may repay the loan anytime and no interest further on.

On September 1, 2021, RLSP borrowed $247,732 (RMB 1.6 million) short-term loan from an officer of RLSP. The loan has an annual interest rate of 8% with due date on August 31, 2022. RLSP borrowed $152,359 and $Nil during 2023 and 2022, and repaid $28,263 and $69,256 back during 2023 and 2022, respectively. As of June 30, 2024 and December 31, 2023, the loan balances were $179,592 (RMB 1.3 million) and $183,881 (RMB 1.3 million), respectively. The loan was extended to December 31, 2023 on March 11, 2023 and the officer has waived loan interest since September 2022. On September 1, 2023, a supplemental agreement entered, pursuant to which, the loans are due on demand, with the other loan terms remain the same.

On November 30, 2021, RLSP borrowed $314,857 (RMB 2 million) mortgage loan from Zhejiang Yongyin Financial leasing Co., Ltd, a subsidiary of Ningbo Fenghua Rural Commercial Bank Co., Ltd, pledged with machinery and equipment RLSP purchased and fully paid with the market value of approximately RMB2.3 million. The loan has two-year term with due date on November 19, 2023. The loan balances were $144,784 and $288,348 as of June 30, 2024 and December 31, 2023, respectively.

On March 2022, RLSP borrowed $20,901 personal loans from two employees and $10,451 was repaid in April 2022. As of December 31, 2022, the outstanding loan balance was $10,149. The loans bear no interest and due on demand. The loan was fully paid back on March 2023.

On November 18, 2022, RLSP entered a one-year bank loan of $1,884,823 (RMB 13 million) with Fenghua Chunhu branch, Bank of Ningbo. with the annual interest rate of 4.5%. The collateral pledged for the loan was the land use right with appraisal value of $3.44 million (approximately RMB 23.69 million). The loan was extended to September 30, 2023 on September 22, 2023. On September 21, 2023 RLSP entered a three-month bank loan of $1,837,092 (RMB$13 million) with the same bank branch and fully paid back before December 31, 2023. On December 25, 2023, RLSP borrowed $1,837,092 (RMB 13 million) with due date on December 31, 2023. On March 27, 2024, RBLF fully paid back the loan. The loan balances were $Nil and $1,831,553 as of June 30, 2024 and December 31, 2023, respectively.

On September 14, 2023, RLSP borrowed $2,054,513 (RMB 15 million) a short-term loan from unrelated individual for temporarily fund shortage. The loan bears 2.5% monthly interest rate and has its maturity date of November 30, 2023. RLSP repaid back $1,780,578 (RMB 13 million out of RMB15 million) during September 2023. RLSP paid back $207,920 (RMB 1.5 million) for six months ended June 30, 2024. There is no maturity date with balance of $68,801 (RMB 0.5 million) and $281,777 (RMB 2 million) as of June 30, 2024 and December 31, 2023. After negotiation with the unrelated individual, RLSP extends the timeline to pay off the remaining loans from May 2024 to October 2024.

On October 20 and October 30, 2023, RLSP borrowed $365,245 (RMB 2.6 million) and $353,287 (RMB 2.5 million) short-term loans with a monthly interest rate of 3% from an unrelated individual. On January 16, 2024, RLSP borrowed additional $27,826 (RMB 0.2 million) with a same interest rate of 3% in month, and paid back $519,801 (RMB 3.75 million) in April 2024. The total loan balance was $213,284 (RMB 1.55 million) and $718,532 (RMB 5.1 million) as of June 30, 2024 and December 31, 2023. After negotiation with the unrelated individual, RLSP extends the timeline to pay off the remaining loans from May 2024 to October 2024.

On March 27, 2024, RLSP borrowed $1,878,235 (RMB 13.5 million) a short-term loan from unrelated individual for temporarily fund shortage. The loan bears 1.2% daily interest rate and on March 29,2024, the loan was partially paid in the amount of $1,252,156 (RMB 9 million) and the remaining $623,761 (RMB 4.5 million) was fully paid off in April 2, 2024, with $Nil outstanding balance as of June 30, 2024.

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

Subsequently, on March 28, 2024 and April 2, 2024, RLSP obtained a one-year bank loan of $1,391,285 (RMB 10 million) and $2,772,272 RMB(20 million) from the Industrial and Commercial Bank of China, Ningbo National Gaoxin Branch, at an annual interest rate of 3.55%. This loan was drawn from the approved LOC. As of June 30, 2024, the outstanding balance of this loan amounted to $4,128,081 (RMB 30 million).

Interest expense primarily consists of the interest incurred on the bank loans, commercial & individual loans and minor bank service charges. For six months ended June 30, 2024 and 2023, the Company recorded the interest expense of $213,673 and $108,450, respectively. For three months ended June 30, 2024 and 2023, the Company recorded the interest expense of $91,138 and $68,255, respectively

Note 7– Related Party Transactions

Purchase

In order to reduce the purchase cost and enhance the purchase power, the Company purchases the main raw materials from Yongliansen Import and Export Trading Company (“Yongliansen”) and Shanghai Haozong Rubber & Plastic Technology Co., Ltd. (“Shanghai Haozong”), and also purchases equipment and rubber products under indirect supply model from Shanghai Huaxin Economic and Trade Co., Ltd. (“Shanghai Huaxin”) during the six months ended June 30, 2024 and 2023. The Company’s founder holds minor equity interests of the three suppliers directly or indirectly and one of the Company directors, Mr. Jun Tong holds 30% ownership of Shanghai Haozong.

For six months ended June 30, 2024 and 2023, the Company purchased raw materials from Yongliansen (“Vendor C”) in the total amount of $Nil and $441,441 , respectively. As of June 30, 2024 and December 31, 2023, the Company advanced Yongliansen $231,732 and $219,734, respectively, mainly for raw material purchases. On November 30, 2020, RLSP advanced RMB 15 million or $2,077,476 as a deposit (the “Deposit”) to Yongliansen in order to lock-down our premium customer position among all customers of Yongliansen and maintain a long-term business relationship. The Deposit bears no interest and due on demand. Due to less procurement of raw materials made from Yongliansen in 2022, RLSP requested Yongliansen to refund the Deposit, and Yongliansen agreed to fully refund RLSP by December 31, 2022. On December 15, 2022, RLSP and Yongliansen entered into a Payment Agreement, among which Yongliansen requested to extend the repayment date of the Deposit to April 30, 2024, and RLSP has agreed to grant such extension request. Yongliansen, and Shanghai Huaxin signed a Tripartite Payment Agreement (the “TPA”) on May 6, 2024. Under the terms of the TPA, RLSP, Yongliansen, and Shanghai Huaxin (“Vendor B”) have agreed that the advance of $2,113,331 or RMB 15 million from RLSP to Yongliansen will be directly remitted from Yongliansen to Shanghai Huaxin. This remittance serves as payment to settle the payable amount owed to Shanghai Huaxin by RLSP. In May 2024, the RMB 15 million or $2,064,040 has been offset with the balance due to Shanghai Huaxin, with $Nil deposit to vendor as of June 30, 2024.

For six months ended June 30, 2024 and 2023, the Company purchased $4,900,879 and $3,864,667 rubber products from Shanghai Haozong (“Vendor A”) respectively. As of June 30, 2024 and December 31, 2023, $3,661,440 and $2,871,033 accounts payable due to Shanghai Haozong, respectively.

For six months ended June 30, 2024 and 2023, RLSP purchased $Nil and $ Nil rubber products and equipment from Shanghai Huaxin (“Vendor B”), respectively.

On December 25, 2021, RLSP signed a Payment Extension Agreement with Shanghai Huaxin regarding outstanding account payable balance, which was amended on August 14, 2022. Under the amended Payment Extension Agreement, RLSP and Shanghai Huaxin both agreed that the $6,835,124 accounts payable as of June 30, 2022 shall be paid based on the agreed-upon payment schedule, of which $746,480 accounts payable should be paid before December 31, 2022. During the six months ended December 31, 2022, the Company has paid RMB 11,350,337 or about USD $1,626,379. For the six months ended June 30, 2023, RLSP has paid RMB2,095,000 or about USD 300,522. The remaining balance of $4,595,664 shall be paid by the end of December 31, 2023 per the Payment Extension Agreement. According to the Tripartite Payment Agreement (the “TPA”) entered on May 6, 2024, the deposit to Yongliansen of RMB 15 million or $2,064,040 has been offset with the balance due to Shanghai Huaxin, for six months ended June 30, 2024. As of June 30, 2024 and December 31, 2023, $1,302,484 and $4,364,105 accounts payable due to Shanghai Haozong, respectively.

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

For six months ended June 30, 2024 and 2023, RLSP had indirect sales through Xinsen Group that were sold to two certified first-tier suppliers of the Auto Manufacturers $4,912,365 and $3,358,311respectively. For three months ended June 30, 2024 and 2023, the total indirect sales through Xinsen Group to the same downstream two customers were $1,957,758 and $1,910,202, respectively. As of June 30, 2024 and December 31, 2023, the accounts receivable due from Shanghai Xinsen were and $6,101,665 and $5,209,169 respectively. Since the end of 2021, Shanghai Xinsen received some payments from their customers in the form of bank notes with expiration period between three to six months. However, RLSP does not accept bank notes as payments and agreed to extend the payment terms to four months from two months after negotiated with Shanghai Xinsen. RLSP held advances from Hangzhou Xinsen in the amounts of $17,949 and $18,378 as of June 30, 2024 and December 31, 2023, respectively.

Others

As of June 30, 2024 and December 31, 2023,, the Company’s founder and officer funded the Company and RLSP in the total amount of $3,444,979 and $2,684,029 for its daily operation, respectively. The payable amounts bear no interest rate and due on demand. During the six months ended June 30, 2024 and 2023, the Company transferred cash in the amount of $130,000 and $194,000 respectively to RLSP as capital contribution for its daily operation. As a result, the unpaid registered capital of RLSP was reduced to $17,639,085 (RMB128 million) in China. The cash transfer has been approved by Agricultural Bank of China, Fenghua Branch, which is authorized by the State Administration of Foreign Exchange (the “SAFE”).

Note 8 – Shareholders’ Equity

RLSP was established on July 8, 2019 with registered capital of $20 million. As of June 30, 2024 and 2023, $2,230,915 and $2,105,915 cash has been transferred from the Company to RLSP as capital contribution, respectively.

From May to July 2023, the Company issued 133,000 shares of common stocks at $3.00 per share pursuant to the private placements with ten individuals for cash. The total $399,000 subscriptions were fully received as of June 30, 2024. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

Note 9 - Commitment and Contingencies

On August 5, 2022, RLSP signed a Construction Engineering Contract (the “Project”) with Zhejiang Fengrong Construction Co., Ltd (a.k.a “Ningbo Rongsen”) to construct a factory and a new production line with an annual production capacity of up to four million sets of automotive seals. The budget of the Project is around $4,931,105 (RMB 35 million), and the Project was completed on October 25, 2023. As of December 31, 2023, RLSP has paid Ningbo Rongsen a total of $2,395,142 (RMB 17 million) for the Project. The Project was subsequently audited by Ningbo Zhongxin Engineering Management Co., Ltd., which initially appraised the Project at US $6,519,991 (RMB 46,277,593). Based on this appraisal, RLSP signed a Settlement Payment Agreement with Ningbo Rongsen on January 7, 2024, setting the final settlement price at US $7,171,990 (RMB 50,905,352).

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

On March 21, 2024, RLSP filed a complaint against Ningbo Rongsen in the Ningbo Fenghua District People’s Court of China, challenging the overvalued construction costs of our newly constructed factory. Concurrently with RLSP’s complaint, on March 25, 2024, Ningbo Rongsen filed a counter-claim against RLSP with the Ningbo Fenghua District People’s Court demanding RLSP to pay full construction costs, overdue penalty, attorney fees and other costs totalling US$7,163,361 (RMB50,844,103.89) in accordance with the Settlement Payment Agreement. The Ningbo Fenghua District People’s Court accepted the above filings in connection with RLSP’s complaint and Ningbo Rongsen’s counter-claim on May 9, 2024 and assigned a case number being (2024) Zhejiang 0213 Minchu No. 2289. Subsequently, on July 26, 2024, the court ruled in favor of Ningbo Rongsen, ordering RLSP to pay full construction costs, overdue penalty, attorney fees and other costs in accordance with the Settlement Payment Agreement. RLSP has decided to appeal this judgement and has fifteen days to file with the Zhejiang Ningbo Intermediate People’s Court of China.

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

For the six months ended June 30, 2024 and 2023, the provision for income taxes was $(8,587) and $16,309, respectively. As of June 30, 2024 and December 31, 2023, the income tax payables were $188,027 and $192,518, respectively.

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for six months ended June 30, 2024 and 2023:

	Six months ended June 30,
	2024	2023
	(Unaudited)
U.S. federal income tax rate	21.0%	21.0%
Tax rate difference	4.0%	4.0%
Tax except	-%	-%
Nontaxable items	-%	(11.5)%
GILTI tax	-%	-%
Others	-%	-%
Valuation allowance	(25)%	(21.0)%
Effective tax rate	0%	(7.5)%

For U.S. income tax purposes, the Company has no cumulative undistributed earnings of foreign subsidiary as of June 30, 2024 after acquired RLSP on May 27, 2021. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the six months ended June 30, 2024 and 2023, no GILTI tax expense was incurred.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of June 30, 2024.

Note 11 - Segment Reporting

We realize revenue primarily through the sale of synthetic rubber, rubber compound, car window seals, auto parts with two sales channels. The Company managed and reviewed its business as two operating and reporting segments: direct supply and indirect supply models.

The business line distribution of the Company’s information as of and for six months as well as three months ended June 30, 2024 and 2023 as following:

	For the six months ended June 30,		For the three months ended June 30,

	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Revenue:
Direct supply model	$-	$1,267,970	$-	370,538
Indirect supply model	4,912,365	3,358,311	1,957,758	1,910,202
Total	4,912,365	4,626,281	1,957,758	2,280,740

Gross profit:
Direct supply model	-%	24%	-%	69%
Indirect supply model	0%	0%	1%	(1)%
Total	(7)%	7%	(7)%	11%

Income(loss) from operations:
Direct supply model	(268,867)	19,463	(196,027)	143,984
Indirect supply model	(33,638)	(41,117)	(8,931)	(30,773)
Corporate	(783,110)	(101,088)	(283,673)	(61,294)
Total	(1,085,615)	(122,742)	(488,631)	51,917

Net income(loss)
Direct supply model	(490,541)	(76,700)	(289,575)	63,427
Indirect supply model	(33,638)	(41,117)	(8,931)	(30,773)
Corporate	(783,110)	(101,088)	(268,673)	(61,294)
Total	$(1,307,289)	$(218,905)	$(582,179)	$(28,640)

	June 30,	December 31,
	2024	2023

Reportable assets
Direct supply model	$9,417,594	$10,930,729
Indirect supply model	6,672,384	6,837,818
Corporate	2,163,778	2,069,222
Total	$18,253,756	$19,837,769

All long-term assets are managed under direct supply model by the chief operating decision maker.

Note 12 - Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. Based on our evaluation, no other event has occurred requiring adjustment or disclosure, except the following:

On August 5, 2022, RLSP signed a Construction Engineering Contract (the “Project”) with Zhejiang Fengrong Construction Co., Ltd (a.k.a “Ningbo Rongsen”) to construct a factory and a new production line with an annual production capacity of up to four million sets of automotive seals. The budget of the Project is around $4,931,105 (RMB 35 million), and the Project was completed on October 25, 2023. As of December 31, 2023, RLSP has paid Ningbo Rongsen a total of $2,395,142 (RMB 17 million) for the Project. The Project was subsequently audited by Ningbo Zhongxin Engineering Management Co., Ltd., which initially appraised the Project at US $6,519,991 (RMB 46,277,593). Based on this appraisal, RLSP signed a Settlement Payment Agreement with Ningbo Rongsen on January 7, 2024, setting the final settlement price at US $7,171,990 (RMB 50,905,352).

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

On March 21, 2024, RLSP filed a complaint against Ningbo Rongsen in the Ningbo Fenghua District People’s Court of China, challenging the overvalued construction costs of our newly constructed factory. Concurrently with RLSP’s complaint, on March 25, 2024, Ningbo Rongsen filed a counter-claim against RLSP with the Ningbo Fenghua District People’s Court demanding RLSP to pay full construction costs, overdue penalty, attorney fees and other costs totalling US$7,163,361 (RMB50,844,103.89) in accordance with the Settlement Payment Agreement. The Ningbo Fenghua District People’s Court accepted the above filings in connection with RLSP’s complaint and Ningbo Rongsen’s counter-claim on May 9, 2024 and assigned a case number being (2024) Zhejiang 0213 Minchu No. 2289. Subsequently, on July 26, 2024, the Ningbo Fenghua District People’s Court ruled in favor of Ningbo Rongsen, ordering RLSP to pay full construction costs, overdue penalty, attorney fees and other costs in accordance with the Settlement Payment Agreement. On August 9, 2024, RLSP appealed to the Ningbo Intermediate People’s Court, requesting the revocation of the civil court judgement in case number (2024) Zhejiang 0213 Minchu No. 2289. RLSP seeks either a remand of the case for retrial or a revised judgement that supports its claims and rejects the counter-claim filed by Ningbo Rongsen.

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

Overview

Rubber Leaf Inc was incorporated under the laws of the State of Nevada on May 18, 2021. We acquired Rubber Leaf Sealing Products (Zhejiang) Co., Ltd. on July 1, 2021, through an equity transfer between Rubber Leaf LLC and Rubber Leaf Inc. After the acquisition, RLSP became our 100% directly controlled subsidiary and wholly foreign-owned enterprise in China. Currently, all of our business is conducted through RLSP. RLSP was established in Fenghua, Ningo, China and commenced operations in July 2019. RLSP was a wholly-owned subsidiary of Rubber Leaf LLC, a Delaware company organized on June 1, 2018, and Xingxiu Hua was the sole member of Rubber Leaf LLC. RLSP specializes in the production and sales of automotive rubber and plastic sealing strips. We are a well-known auto parts enterprise, and we are also a first-tier supplier of well-known auto brands such as eGT and Volkswagen.

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

Model B (Indirect Supply Model)

RLSP receives the purchase orders from our related parties-Shanghai Xinsen and Xinsen Sealing Products (Hangzhou) Co., Ltd (“Hangzhou Xinsen”) (collectively named as “Xinsen Group” for two companies together). The Company’s Chief Executive Officer, President and Chairperson, Ms. Xingxiu Hua, previously held a 90% ownership interest in Shanghai Xinsen and Shanghai Xinsen holds a 70% ownership interest in Hangzhou Xinsen. Effective October 1, 2022, Ms. Hua reduced her ownership of Shanghai Xinsen from 90% to 15%, and accordingly reduced her indirect ownership of Hangzhou Xinsen from 63% to 10.5%. The Xinsen Group is a rubber product trading expert with 20 years of experience in the auto parts market, who charges 1% of the total sales amount before VAT tax as sales commission before September 30, 2022, and subsequently 0.25% effective from October 1, 2022 after the renegotiation between RLSP and Xinsen Group. The sales commission incurred in each period is recorded as part of selling expense of the Company. The Xinsen Group serves as a certified second-tier supplier for branded Automobile Manufacturers (“Auto Manufacturers”). A second-tier supplier refers to a supplier that provides products to the first-tier suppliers of the OEM. First-tier suppliers could be suppliers of car doors, rubber and plastic components and other automobile parts. Auto Manufacturers issue consolidated purchase orders for complete sets of rubber and plastic auto parts for a particular model to their first-tier suppliers. These first-tier suppliers subcontract the production of rubber and plastic seals to second-tier suppliers. As a second-tier supplier and a facilitator of production rather than a direct manufacturer, Xinsen Group coordinates with us to fulfill orders. Upon receipt of purchase orders, RLSP procures rubber materials from our vendors. The production process involves outsourcing to third-party manufacturers for either work-in-process products (“WIP”) or finished products, based on management’s decisions in response to operational circumstances.

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

Result of Operations

Comparison of the Three Months Ended on June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended on June 30, 2024 and 2023:

	For three months ended on June 30,
	2024	2023	Changes

Sales	$-	$370,538	$(370,538)
Sales-related parties	1,957,758	1,910,202	47,556
Total	1,957,758	2,280,740	(322,982)

Cost of sales	1,947,951	2,034,905	(86,954)
Loss on factory relocation	167,964	-	167,964
Total cost of sales	2,115,915	2,034,905	81,010
Gross profit (loss)	(158,157)	245,835	(403,992)

Operating Expenses
Selling expenses	6,590	15,296	(8,706)
General & administrative expenses	323,884	178,623	145,261
Total operation expenses	330,474	193,919	136,555
(Loss) income from operation	(488,631)	51,916	(540,547)

Other income (expense):
Interest expense	(91,138)	(68,255)	(22,883)
Other expense, net	(2,410)	(12,301)	9,891
Total other expenses, net	(93,548)	(80,556)	(12,992)

Net loss before income taxes	(582,179)	(28,640)	(553,539)
Income tax (benefit) expenses	(8,587)	7,254	(15,841)
Net loss	$(573,592)	$(35,894)	$(537,698)

Sales Revenue

Sales revenue for the three months ending on June 30, 2024 and 2023 amounted to $1,957,758 and $2,280,740, respectively, marking a decrease of $0.3 million or 14% year over year. This decrease was primarily attributed to decreasing sales from the direct supply model despite a slight increase offset from indirect supply model offset the overall decrease.

RLSP initiated the relocation of its factory to our newly constructed facility in early August 2023 and subsequently obtained the property title certificate in December 2023. However, as of June 30, 2024, production had not yet resumed in the new factory due to the automotive manufacturing industry’s requirement to obtain the QS16949 quality certificate for production. The relocation necessitates recertification, a process typically lasting between two to three months. Following certification, direct supply model clients conduct on-site evaluations for approval before formal production can commence, resulting in decreased sales from the direct supply model for the three months ended June 30, 2024 compared with the same quarter last year. RLSP has resumed production in July 2024.

Cost of Sales

Cost of sales were $2,115,915 and $2,034,905 for the three months ended June 30, 2024 and 2023, respectively, an increase of $0.08 million, or 4% year over year. RLSP has been suspended its production since July 2023, which led to $167,964 of loss on factory relocation for the three months ended June 30, 2024.

If the loss on factory relocation is not considered, our cost of sales decreased by $86,954 for the three months ended on June 30, 2024 compared with the same quarter last year, which was mainly due to the reduced purchase costs for our indirect supply model sales, compared with the corresponding period of last year.

Gross profit (loss)

Gross profit (loss) were $(158,157) and $245,835 for the three months ended on June 30, 2024 and 2023, respectively. Our revenue and gross profit margin were presented as below:

	For the three months ended June 30,
	2024	2023	changes
Revenue:
Direct supply model	$-	$370,538	$(370,538)
Indirect supply model	1,957,758	1,910,202	47,556
Total	1,957,758	2,280,740	(322,982)

Gross profit margin:
Direct supply model	-%	69%	(69)%
Indirect supply model	1%	(1)%	2%
Total	(8)%	11%	(19)%

The decrease of our overall gross profit margin, compared with three months ended June 30, 2024 and 2023, was mainly attributed to the Company generated less sales from direct supply model which has a higher gross profit margin as the Company has suspended its production since July 2023.

Selling expenses

Selling expenses were $6,590 and $15,296 for the three months ended June 30, 2024 and 2023, respectively, with a decrease of 8,706 or 57 % year over year. The decrease was mainly associated with the decrease of sales in our direct supply model.

General and administrative cost

General and administrative expenses were $323,884 and $178,623 for the three months ended June 30, 2024 and 2023, respectively, increase by $145,261, or 81% year over year. The increase was primarily attributed to the rise in professional service fees during the three months ended June 30, 2024, stemming from the Company’s application for uplisting to The Nasdaq Capital Market.

(Loss) income from Operations

For the three months ended June 30, 2024, loss from operations was $(488,631), as compared to income from operations of $51,916 for the three months ended June 30, 2023, a decrease of $540,547 or 1041% year over year. The decrease in income from operations was primarily due to the decreasing in sales from our direct sales model client, eGT and loss due to factory relocation since July 2023.

Net loss

As a result of the factors described above, our net loss was $(573,592) for the three months ended June 30, 2024, decreased by $537,698 from the net loss of $(35,894) for the three months ended June 30, 2023.

Comparison of the Six Months Ended on June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended on June 30, 2024 and 2023:

	For six months ended on June 30,
	2024	2023	Changes

Sales	$-	$1,267,970	$(1,267,970)
Sales-related parties	4,912,365	3,358,311	1,554,054
Total	4,912,365	4,626,281	286,084

Cost of sales	4,908,480	4,313,325	595,155
Loss on factory relocation	358,667	-	358,667
Total cost of sales	5,267,147	4,313,325	953,822
Gross profit (loss)	(354,782)	312,956	(667,738)

Operating Expenses
Selling expenses	15,300	62,163	(46,863)
General & administrative expenses	715,533	373,535	341,998
Total operation expenses	730,833	435,698	295,135
Loss from operation	(1,085,615)	(122,742)	(962,873)

Other income (expense):
Interest expense	(213,673)	(108,450)	(105,223)
Other (expense) income, net	(8,001)	12,287	(20,288)
Total other expenses, net	(221,674)	(96,163)	(125,511)

Net Income(loss) before income taxes	(1,307,289)	(218,905)	(1,088,384)
Income tax (benefit) expenses	(8,587)	16,309	(24,896)
Net loss	$(1,298,702)	$(235,214)	$(1,063,488)

Sales Revenue

Sales revenue were $4,912,365 and $4,626,281 for the six months ended on June 30, 2024 and 2023, respectively, an increase of $0.28 million or 6 % year over year. The increase was mainly attributed to the demand increase from the indirect supply model while there was a decrease in demand from the direct supply model. Our major customers have decreased their demands since the coronavirus (COVID-19) outbreak in China during the month of January 2023, as well as the Chinese Spring Festival holiday that occurred in January 2023. However, those side effects were eliminated for the six months ended June 30, 2024.

RLSP initiated the relocation of its factory to our newly constructed facility in early August 2023 and subsequently obtained the property title certificate in December 2023. However, as of June 30, 2024, production had not yet resumed in the new factory due to the automotive manufacturing industry’s requirement to obtain the QS16949 quality certificate for production. The relocation necessitates recertification, a process typically lasting between two to three months. Following certification, direct supply model clients conduct on-site evaluations for approval before formal production can commence, resulting in decreased sales from the direct supply model for the three months ended June 30, 2024 compared with the same quarter last year. RLSP has resumed production in July 2024.

Cost of Sales

Cost of sales were $5,267,147 and $4,313,325 for the six months ended on June 30, 2024 and 2023, respectively, an increase of $0.95 million, or 22% year over year. The increase was accompanied by increasing sales in the corresponding period.

Gross profit (loss)

Gross profit (loss) were $(354,782) and $312,956 for the six months ended on June 30, 2024 and 2023, respectively. Our revenue and gross profit margin were presented as below:

	For the six months ended on June 30
	2024	2023	changes
Revenue:
Direct supply model	$-	1,267,970	(1,267,970)
Indirect supply model	4,912,365	3,358,311	1,554,054
Total	4,912,365	4,626,281	286,084

Gross profit margin:
Direct supply model	-%	24%	(24)%
Indirect supply model	0%	0%	0%
Total	(7)%	7%	(14)%

The decrease of our overall gross profit margin, compared with six months ended June 30 2024 and 2023, was mainly attributed to the Company generating less sales from its direct supply model which has a higher gross profit margin as the Company has suspended its production since July 2023.

Selling expenses

Selling expenses were $15,300 and $62,163 for six months ended on June 30, 2024 and 2023 respectively, with a decrease of 46,863 or 75% year over year. The decrease was mainly associated with the decrease of sales in the Company’s direct supply model.

General and administrative cost

General and administrative expenses were $715,533 and $373,535 for the six months ended on June 30, 2024 and 2023, respectively, increased by $341,998, or 92% year over year. The increase was primarily attributed to the rise in professional service fees during the six months ended June 30, 2024, stemming from the Company’s application for uplisting to The Nasdaq Capital Market.

Loss from Operations

For the six months ended on June 30, 2024, loss from operations was $(1,085,615), as compared to loss from operations of $(122,742) for the six months ended on June 30, 2023, a decrease of $962,873 or 784% year over year. The decrease in income from operations was primarily due to the decreasing in sales from our direct sales model client, eGT and loss due to factory relocation since July, 2023.

Net Loss

As a result of the factors described above, our net loss was $(1,298,702) for the six months ended on June 30, 2024, decreased by $1,063,488 from the net loss of $(235,214) for the six months ended on June 30, 2023.

Liquidity and Capital Resources

As of June 30, 2024, we had an accumulated deficit of $(4,516,603). As of June 30, 2024, we had cash of $6,612 and negative working capital of $(12,095,421), compared to cash of $41,687 and a negative working capital of $(11,300,145) on December 31, 2023. The decrease in the working capital was primarily due to the decrease in accounts receivable from a related party of the Company.

On March 25, 2024, RLSP secured approval for a line of credit (“LOC”) from the Industrial and Commercial Bank of China, Ningbo National Gaoxin Branch, with a total amount of $7.75 million (RMB 56 million). RLSP used its new factory building and land use right located at Qixing Road, Weng’ao Industrial Zone, Chunhu Subdistrict, Fenghua District, Ningbo, Zhejiang, China as collateral pledged for this LOC. The LOC can be utilized through separate loans and has a term of two years. As of August 5, 2024, RLSP still has RMB 26 million available to apply for using from the LOC.

Cash Flow

Cash Flow Activities

Cash decreased from $41,687 at December 31, 2023, to $6,612 at June 30, 2024, decreasing of $35,075 or 84.1%. The decreasing was primarily due to the increased cash used in operating activities for the six months ended June 30, 2024.

As of June 30, 2024, our total current assets amounted to $7,758,668, compared to $8,775,183 as of December 31, 2023. Concurrently, our total current liabilities stood at $19,854,089, a slight decrease from $20,075,328 as of December 31, 2023.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was $(2,057,097), compared to $(98,296) in the prior period, primarily driven by increased net loss and accounts receivables from related parties for the six months ended June 30, 2024.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 was $(235,643) compared to $(1,945,715) in the prior period. The decreasing was primarily attributable to the decreased purchase of equipment and factory construction.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was $2,257,508 compared to cash provided by financing activities of $715,995 in the prior period. The increasing was primarily attributable to the increased new borrowings for the six months ended June 30, 2024.

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

The critical accounting policies are discussed in further detail in the notes to the unaudited financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the SEC, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and President, in order to allow timely consideration regarding required disclosures.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and President and Chief Financial Officer have concluded that there were material weakness in our internal controls over financial reporting as of June 30, 2024 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The material weakness in our controls and procedure were lack of U.S. generally accepted accounting principles (GAAP) knowledge and segregation duties. Management does not believe that any of these material weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, claims are made against us in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties, or injunctions prohibiting us from selling one or more products or engaging in other activities. There were no reportable litigation events and there have been no material developments to litigation events previously disclosed in our SEC filings during the quarter ended June 30, 2024 except as described below.

On August 5, 2022, RLSP signed a Construction Engineering Contract (the “Project”) with Zhejiang Fengrong Construction Co., Ltd (a.k.a “Ningbo Rongsen”) to construct a factory and a new production line with an annual production capacity of up to four million sets of automotive seals. The budget of the Project is around $4,931,105 (RMB 35 million), and the Project was completed on October 25, 2023. As of December 31, 2023, RLSP has paid Ningbo Rongsen a total of $2,395,142 (RMB 17 million) for the Project. The Project was subsequently audited by Ningbo Zhongxin Engineering Management Co., Ltd., which initially appraised the Project at US $6,519,991 (RMB 46,277,593). Based on this appraisal, RLSP signed a Settlement Payment Agreement with Ningbo Rongsen on January 7, 2024, setting the final settlement price at US $7,171,990 (RMB 50,905,352).

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

On March 21, 2024, RLSP filed a complaint against Ningbo Rongsen in the Ningbo Fenghua District People’s Court of China, challenging the overvalued construction costs of our newly constructed factory. Concurrently with RLSP’s complaint, on March 25, 2024, Ningbo Rongsen filed a counter-claim against RLSP with the Ningbo Fenghua District People’s Court demanding RLSP to pay full construction costs, overdue penalty, attorney fees and other costs totalling US$7,163,361 (RMB50,844,103.89) in accordance with the Settlement Payment Agreement. The Ningbo Fenghua District People’s Court accepted the above filings in connection with RLSP’s complaint and Ningbo Rongsen’s counter-claim on May 9, 2024 and assigned a case number being (2024) Zhejiang 0213 Minchu No. 2289. Subsequently, on July 26, 2024, the court ruled in favor of Ningbo Rongsen, ordering RLSP to pay full construction costs, overdue penalty, attorney fees and other costs in accordance with the Settlement Payment Agreement. On August 9, 2024, RLSP appealed to the Ningbo Intermediate People’s Court, requesting the revocation of the civil court judgement in case number (2024) Zhejiang 0213 Minchu No. 2289. RLSP seeks either a remand of the case for retrial or a revised judgement that supports its claims and rejects the counter-claim filed by Ningbo Rongsen.

In May 2024, RLSP received a Notice of Legal Action from Taicang People’s Court of China, with RLSP being the co-defendants under a goods purchase contract dispute with case number (2024)SU0585 Minchu No. 3400. This lawsuit was initiated by Hecheng Special Rubber (Taicang) Co., Ltd. (“Taicang Hecheng”), claiming that RSLP and Yongliansen, acting as co-buyers, have purchased EPDM rubber from Taicang Hecheng since April 2023 but failed to pay purchase price for an aggregate amount of US$132,836.92 (RMB942,849.86). Taicang Hecheng therefore filed a complaint against RSLP and Yongliansen for the outstanding purchase price and the late payment fee.

Our management maintains confidence in our legal standing and is actively pursuing a resolution that will be beneficial to us. As legal proceedings are subject to inherent uncertainties, we cannot predict the outcome of this matter at the time of filing this Quarterly Report on Form 10-Q.

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

(C) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
10.1	English Translation of the Tripartite Payment Agreement between Rubber Leaf Sealing Products (Zhejiang) Co., Ltd., Shanghai Yongliansen Import and Export Co., Ltd., and Shanghai Huaxin Trade Co., Ltd. dated May 6, 2024 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company filed on May 14, 2024).
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Inline Interactive Data Files
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

RUBBER LEAF INC

Date: August 14, 2024	/s/ Xingxiu Hua
Xingxiu Hua, Chief Executive Officer

Date: August 14, 2024	/s/ Hua Wang
Hua Wang, Chief Financial Officer

