Form 10-Q
period 2024-09-30
Rubber Leaf Inc
filed 2024-11-14
CIK 1893657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 14, 2024, the Registrant had 41,109,458 shares of common stock, $0.001 par value, issued and outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RUBBER LEAF INC

RUBBER LEAF INC

CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$28,618	$41,687
Accounts receivables	134,161	130,230
Accounts receivables – related parties	8,619,144	5,209,169
Advances to vendors	83,455	60,361
Advances to vendors and other receivables - related parties	242,281	222,529
Inventories, net	753,916	760,610
Deposit to vendor - related party	-	2,113,331
Other current assets	498,156	237,266
Total current asset	10,359,731	8,775,183
Noncurrent assets:
Plant and equipment, net	8,704,358	9,061,473
Intangible assets, net	1,990,215	2,001,113
Total Assets	$21,054,304	$19,837,769

LIABILITIES
Current liabilities:
Borrowings	$4,958,021	$3,434,980
Borrowings– related party	185,982	183,881
Accounts payables	5,867,267	5,789,650
Accounts payables – related parties	7,476,606	7,253,516
Other payable - related party	3,727,336	2,684,029
Advances from customers	358,105	354,059
Other current liabilities	517,030	375,213
Total current liabilities	23,090,347	20,075,328

Noncurrent liabilities:
Long-term borrowing	-	20,546

Total Liabilities	23,090,347	20,095,874

Commitment and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock: 40,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: 100,000,000 shares authorized, 41,109,458 shares and 41,109,458 shares issued and outstanding as of September 30, 2024 and December 31, 2023	41,110	41,110
Additional paid-in capital	2,799,035	2,799,035
Accumulated deficit	(4,991,084)	(3,217,901)
Accumulated other comprehensive income	114,896	119,651
Total stockholders’ equity	(2,036,043)	(258,105)
Total Liabilities and Stockholders’ Equity	$21,054,304	$19,837,769

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	For the nine months ended September 30,		For the three months ended September 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Sales	$2,107	$1,363,906	$2,107	$143,424
Sales-related parties	6,913,939	4,901,355	2,001,574	1,666,917
Total	6,916,046	6,265,261	2,003,681	1,810,341

Cost of sales	6,921,186	6,137,529	2,012,707	1,983,537
Cost of OEM	9,317	-	9,317	-
Loss on factory relocation	359,549	-	882	-
Loss on idle capacity	161,903	-	161,902	-
Total cost of sales	7,451,955	6,137,529	2,184,808	1,983,537
Gross profit (loss)	(535,909)	127,732	(181,127)	(173,196)

Operating expenses
Selling expenses	20,311	66,670	5,011	6,835
General & administrative expenses	929,165	487,512	213,632	124,130
Total operation expenses	949,476	554,182	218,643	130,965
Loss from operation	(1,485,385)	(426,450)	(399,770)	(304,161)

Other income (expense):
Interest expense	(288,385)	(161,216)	(74,712)	(56,762)
Other (expense) income, net	(8,021)	11,832	(20)	7
Total other expenses, net	(296,406)	(149,384)	(74,732)	(56,755)

Net loss before income taxes	$(1,781,791)	$(575,834)	$(474,502)	$(360,916)
Income tax (benefit) expenses	(8,608)	15,695	(21)	-
Net loss	$(1,773,183)	$(591,529)	$(474,481)	$(360,916)

Foreign currency translation, net of tax	(4,755)	(193,680)	38,771	(44,188)
Comprehensive loss	(1,777,938)	(785,209)	(435,710)	(405,104)

Earnings per share
Basic and diluted loss per share	$(0.04)	$(0.01)	$(0.01)	$(0.01)
Weighted average common shares outstanding	41,109,458	41,014,936	41,109,458	41,014,936

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional	Retained Earnings	Accumulated Other	Total Stockholders’
	Preferred Stocks		Common Stocks		Paid-in	(Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	income (loss)	(Deficit)
Balance at December 31, 2022	-	$-	40,976,458	$40,977	$2,400,168	$(1,819,757)	$202,483	$823,871
Issue of Shares			133,000	133	398,867			399,000
Net loss	-	-	-	-	-	(591,529)		(591,529)
Foreign currency translation, net tax	-	-	-	-	-		(193,680)	(193,680)
Balance at September 30, 2023 (Unaudited)			41,109,458	$41,110	$2,799,035	$(2,411,286)	$8,803	$437,662

					Additional	Retained Earnings	Accumulated Other	Total Stockholders’
	Preferred Stocks		Common Stocks		Paid-in	(Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	income (loss)	(Deficit)
Balance at December 31, 2023	-	$-	41,109,458	$41,110	$2,799,035	$(3,217,901)	$119,651	$(258,105)
Net loss	-	-	-	-	-	(1,773,183)		(1,773,183)
Foreign currency translation, net tax	-	-	-	-	-	-	(4,755)	(4,755)
Balance at September 30, 2024 (Unaudited)			41,109,458	$41,110	$2,799,035	$(4,991,084)	$114,896	$(2,036,043)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30
	2024	2023
	(Unaudited)
Cash flow from operating activities
Net loss	(1,773,183)	(591,529)
Adjustments to reconcile loss to net cash (used in) provided by operating activities:
Depreciation and amortization	523,829	393,842
Changes in operating assets and liabilities:
Account receivables	(2,381)	(127,607)
Account receivables – related parties	(3,267,107)	1,004,502
Advances to vendors - related party	(27,798)	(192,007)
Advance to vendors	2,026,571	27,364
Other current assets	(10,891)	(100,380)
Inventories	15,004	(345,422)
Notes payable	-	(1,249,585)
Account payable	11,165	2,115,321
Accounts payable - related parties	136,707	(749,379)
Advances from customers	-	143,867
Retainage payable	-	(36,313)
Other current liabilities	134,606	(145,077)
Net cash (used in) provided by operating activities	(2,233,478)	147,597

Cash flow from investing activities
Issuance of loan receivable	(194,536)	-
Purchase of equipment and factory construction	(41,686)	(2,364,359)
Net cash used in investing activities	(236,222)	(2,364,359)

Cash flow from financing activities
Share issuance for cash	-	399,000
Proceeds from related parties	1,029,183	94,978
Proceeds from borrowings	6,072,312	4,118,118
Repayments of borrowings	(4,645,697)	(3,626,600)
Net cash provided by financing activities	2,455,798	985,496

Effect of exchange rate changes	833	(88,504)
Decrease in cash	(13,069)	(1,319,770)
Cash and restricted cash, beginning	41,687	1,363,779
Cash and restricted cash, ending	$28,618	$44,009

Supplemental disclosures of cash flow
Interest paid	$224,479	$129,099
Income taxes paid	$19,046	$89,876

Noncash investing and financing activities:
Construction in progress additions	$-	$2,364,359

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements. These Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Form 10-K. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ended December 31, 2024.

The consolidated financial statements include the accounts of Rubber Leaf Inc, the parent company and its wholly owned subsidiary in China - Rubber Leaf Sealing Products (Zhejiang) Co., Ltd. All intercompany transactions and balances were eliminated in consolidation.

Reclassifications

Certain amounts on the prior year’s consolidated balance sheets, consolidated statements of operations and cash flows were reclassified to conform to the current year presentation, with no effect on ending stockholders’ equity.

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

We also generate revenue through contract manufacturing model or OEM supply model, which is described in the model C.

Model C (OEM Supply Model)

The contract manufacturing process begins with the customer placing an order and supplying all necessary raw materials. We provide the labor and equipment required to process the raw materials into finished products. The customer is charged a processing fee, which is calculated based on the cost per individual part and settled monthly. At the start of each month, we calculate the number of parts processed in the previous month, and both parties confirm the quantity by stamping the relevant documents. Once confirmed, we issue an invoice for the processing fee, and the customer makes payment upon receipt of the invoice.

Cost of revenue

Cost of revenues includes cost of sales, cost of OEM, loss on factory relocation and loss on idle capacity. Cost of sales is comprised of raw materials consumed, manufacturing costs, third party logistics and distribution costs including packaging, freight, transportation, shipping and handling costs, and inventory adjustment due to the defectives and inventory count. The cost of OEM includes labor costs and manufacturing expenses directly related to contract manufacturing. The loss on factory relocation encompasses all expenses incurred during the relocation process, while the loss on idle capacity refers to costs associated with unused capacity within the factory.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash and cash equivalents and accounts receivable. As of September 30, 2024 and December 31, 2023, $ Nil and $Nil of the Company’s cash held by financial institutions were uninsured, respectively.

Major customers

For the nine months ended September 30, 2024 and 2023, as well as the three months ended September 30, 2024 and 2023 the Company’s revenues from two major customers accounted more than 10% of the total revenue were as following:

	Nine months ended September 30, 2024		Three months ended September 30, 2024		Nine months ended September 30, 2023		Three months ended September 30, 2023
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Customer B	$6,913,939	100%	$2,001,574	100%	$4,901,355	78%	$1,666,917	92%
Customer A	$-	-%	$-	-%	$1,250,979	20%	$30,663	2%

	As of September 30, 2024		As of December 31, 2023
	Accounts Receivable	% of Total Accounts Receivable	Accounts Receivable	% of Total Accounts Receivable
Customer B	$8,619,144	100%	$5,209,169	100%
Customer A	$-	-%	$-	-%

●	Customer A: eGT New Energy Automotive Co., Ltd. (“eGT”), an unrelated party.
●	Customer B: Shanghai Xinsen Import & Export Co., Ltd (“Shanghai Xinsen”), a related party that sells RLSP’s products to Shanghai Hongyang Sealing Co., Ltd. (“Shanghai Hongyang”) and Wuhu Huichi Auto Parts Co., Ltd. (“Wuhu Huichi”), two unrelated parties of RLSP and the Company, and certified first-tier suppliers of Auto Manufacturers.

Major vendors

For the nine months ended September 30, 2024 and 2023, as well as the three months ended September 30, 2024 and 2023, the Company made purchases from the major vendors that accounted more than 10% of the total purchases were as following:

	Nine months ended September 30, 2024		Three months ended September 30, 2024		Nine months ended September 30, 2023		Three months ended September 30, 2023
	Amount	% of Total Purchase	Amount	% of Total Purchase	Amount	% of Total Purchase	Amount	% of Total Purchase
Vendor A	$6,912,778	100%	$2,011,899	100%	$5,418,472	93%	$1,696,683	99%
Vendor C	$-	-%	$-	-%	$428,109	7%	$3,269	1%

	As of September 30, 2024		As of December 31, 2023
	Accounts payable	% of Total Accounts Payable	Accounts payable	% of Total Accounts Payable
Vendor A	$6,109,189	82%	$2,871,033	22%
Vendor B	$1,348,829	18%	$4,364,105	34%
Vendor C	$-	%	$-	-%

●	Vendor A: Shanghai Haozong Rubber & Plastic Technology Co., Ltd. (“Shanghai Haozong”), a related party.
●	Vendor B: Shanghai Huaxin Economic and Trade Co., Ltd. (“Shanghai Huaxin”), a related party, purchase amounts and accounts payable balances include retainage payables.
●	Vendor C: Shanghai Yongliansen Import and Export Trading Company (“Yongliansen”), a related party.

Accounts Receivable

Accounts receivables are reported at their net realizable value. Any value adjustments are booked directly against the relevant receivable. We have standard payment terms that generally require payment within approximately 30 to 60 days. Management performs ongoing credit evaluations of its customers. An allowance for potentially uncollectible accounts is provided based on the history, economic conditions, and composition of the accounts receivable As of September 30, 2024 and December 31, 2023 no credit risk was identified by the management and no allowance for doubtful accounts was deemed necessary.

Inventories

Inventories consist of raw materials and finished products, and are stated at the lower of cost or net realizable value. Cost is calculated by applying the weighted-average method and physically applied first-in-first-out method (FIFO) in inventory stock in and out. The Company regularly reviews inventory quantities on hand and writes down to its net realizable value any inventory that it believes to be impaired. Management considers forecast demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining excess and obsolescence and net realizable value adjustments. Once inventory is written down and a new cost basis is established, it is not written back up if demand increases.

Advances to vendors

From time to time, we paid advances to our vendors in order to secure our purchase orders or as retainers required pursuant to various purchase agreements related to production and the 2nd production lines currently under construction. The advances have no interest bearing, normally settled along with purchase transactions within 60 to 180 days depending on market condition, and around 365 days for construction projects and/or equipment purchases.

Property and equipment

Property and equipment are initially recorded at their historical cost. Repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the following estimated useful lives of the depreciable assets:

●	Land use rights: 50 years
●	Leasehold improvement: shorter of the estimated useful life or lease term
●	Factory and Building: 47 years
●	Factory equipment: 3-36 years
●	Auto vehicles: 4 years
●	Office equipment and furniture: 4-10 years

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

For the nine months ended September 30, 2024 and December 31, 2023, the Company determined there was no impairment of the long-lived assets.

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

The 2017 Tax Reform Act permanently reduces the U.S. corporate income tax rate to a 21% flat rate. In addition, the 2017 Tax Reform Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included in the gross income of the CFCs’ U.S. shareholder income. The tax law in PRC applies an income tax rate of 25% to all enterprises. The Company’s subsidiary does not receive any preferential tax treatment from the local government.

Value Added Tax

The Company is subject to value-added tax (“VAT”). The applicable VAT rate is 13% for products sold in the PRC for the years of 2023 and 2024. The amount of VAT liability is determined by applying the applicable tax rate to the amount of goods sold (output VAT) less VAT accrued on purchases made with the relevant supporting invoices (input VAT). Sales and purchases are recorded net of VAT (the amount of VAT is excluded from revenues and costs) collected and paid as the Company acts as an agent for the government.

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

The Company does not have any potentially dilutive instruments as of September 30, 2024 and December 31, 2023, and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2024 and December 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalent, restricted cash, accounts receivable, advances to vendors, inventories, other current assets, accounts payables, advances from customers and other current liabilities. For short-term borrowings and notes payable, the Company concluded the carrying values are a reasonable estimate of fair values because of the short period of time between the origination and repayment and as their stated interest rates approximate current rates available.

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

Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) in accordance with ASC 220, Income Statement-Reporting Comprehensive Income (ASC 220). Under ASC 220, the Company is required to report comprehensive income (loss), which includes net income (loss) as well as other comprehensive income (loss). The only significant component of accumulated other comprehensive income (loss) as of September 30, 2024 and December 31, 2023 is the currency translation adjustment.

Segment Information

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the executive team, which is comprised of the chief executive officer and the chief financial officer. Based on the financial information presented to and reviewed by the chief operating decision maker in deciding how to allocate the resources and in assessing the performance, the Company has determined that it has two operating and reporting segments based on sales channels – direct supply and indirect supply as of September 30, 2024 and September 30, 2023 and for nine months ended.

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

Note 3 - Inventories

Inventories consisted of raw rubber materials, finished goods of rubber products and others, and are stated at the lower of cost or net realizable value. As of September 30, 2024 and December 31, 2023, inventories consisted of the following:

	September 30, 2024	December 31, 2023
	(Unaudited)
Raw materials	$11,937	$12,761
Finished goods	741,979	747,849
Total	753,916	760,610

Note 4 - Plant and equipment, net

	September 30,	December 31,
	2024	2023
	(Unaudited)
Equipment and machinery	$5,532,193	$5,469,683
Factory and Building	5,517,968	5,455,619
Furniture and office equipment	4,306	4,257
Auto vehicles	23,915	23,645
Leasehold improvement	162,778	118,673
Minus: Accumulated depreciation and amortization	(2,536,802)	(2,010,404)
Property plant and equipment, net	$8,704,358	$9,061,473

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

For the nine months ended September 30, 2024 and 2023, the depreciation and amortization expenses were $490,901 and $362,406, respectively, and $159,891 and $124,795 for the three months ended September 30, 2024 and 2023, respectively.

Note 5 - Intangible asset, net

On October 21, 2020, RLSP entered a purchase contract with the Ninbo government agent, Zhejiang Province, whereby the Company was assigned the land use rights, for 50 years useful life, located in Chunhun Street, in Fenghua city, Zhejiang Province, for a total purchase price of $2,064,554 (RMB 13,729,900 at exchange rate of 0.1504), the information of the land use rights is as followed:

Intangible asset, net consists of the following:

	September 30,	December 31,
	2024	2023
	(Unaudited)
Land use rights	$2,163,277	$2,138,833
Less: Accumulated amortization	(173,062)	(137,720)
Intangible asset, net	1,990,215	2,001,113

For the nine months ended September 30, 2024, the amortization of land use right was $32,928, and for the nine months ended September 30, 2023, $31,436 was capitalized under CIP, respectively. For the three months ended September 30, 2024, the amortization of land use right was $10,602, and for the three months ended September 30, 2023, $10,463 was capitalized under CIP, respectively.

Note 6 - Borrowings

On April 30, 2021, RLSP borrowed $774,401 (RMB 5 million) short-term loan from an unrelated entity guaranteed by an individual person. The loan has a monthly interest rate of 1% with the due date on June 15, 2021. Pursuant to the loan agreement, the interest rate will increase to 2% monthly if RLSP is in default of loan terms and the lender may further obtain 5% of RLSP’s ownership. On November 10, 2021, RLSP extended the maturity date of the loan till April 30, 2022 with the other loan terms remain the same and the two parties have verbally agreed to extend the due date to December 31, 2023. On June 12, 2023, a supplemental agreement entered, pursuant to which, the loans are due on demand, with the other loan terms remain the same. As of September 30, 2024 and December 31, 2023, the loan balance were $270,748 (RMB 1.9 million) and $267,689 (RMB 1.9 million), respectively.

On September 1, 2021, RLSP borrowed $154,832 (RMB 1 million) short-term loan from an unrelated individual. The loan has annual interest rate of 13% with due date on August 31, 2022. RLSP has had several round financing transactions with the individual since then. As of September 30, 2024 and December 31, 2023, the individual loan balances were $37,762 (RMB 0.26 million) and $67,627 (RMB 0.48 million) respectively. RMB265,000 out of $37,762 loan balance has no maturity date. The Company may repay the loan anytime and no interest further on.

On September 1, 2021, RLSP borrowed $247,732 (RMB 1.6 million) short-term loan from an officer of RLSP. The loan has an annual interest rate of 8% with due date on August 31, 2022. RLSP borrowed $152,359 and $Nil during 2023 and 2022, and repaid $28,263 and $69,256 back during 2023 and 2022, respectively. As of September 30, 2024 and December 31, 2023, the loan balances were $185,982 (RMB 1.3 million) and $183,881 (RMB 1.3 million), respectively. The loan was extended to December 31, 2023 on March 11, 2023 and the officer has waived loan interest since September 2022. On September 1, 2023, a supplemental agreement entered, pursuant to which, the loans are due on demand, with the other loan terms remain the same.

On November 30, 2021, RLSP borrowed $314,857 (RMB 2 million) mortgage loan from Zhejiang Yongyin Financial leasing Co., Ltd, a subsidiary of Ningbo Fenghua Rural Commercial Bank Co., Ltd, pledged with machinery and equipment RLSP purchased and fully paid with the market value of approximately RMB 2.3 million. The loan has two-year term with due date on November 19, 2023. The loan balances were $82,423 and $288,348 as of September 30, 2024 and December 31, 2023, respectively.

On March 2022, RLSP borrowed $20,901 personal loans from two employees and $10,451 was repaid in April 2022. As of December 31, 2022, the outstanding loan balance was $10,149. The loans bear no interest and due on demand. The loan was fully paid back on March 2023.

On November 18, 2022, RLSP entered a one-year bank loan of $1,884,823 (RMB 13 million) with Fenghua Chunhu branch, Bank of Ningbo. with the annual interest rate of 4.5%. The collateral pledged for the loan was the land use right with appraisal value of $3.44 million (approximately RMB 23.69 million). The loan was extended to September 30, 2023 on September 22, 2023. On September 21, 2023 RLSP entered a three-month bank loan of $1,837,092 (RMB$13 million) with the same bank branch and fully paid back before December 31, 2023. On December 25, 2023, RLSP borrowed $1,837,092 (RMB 13 million) with due date on December 31, 2023. On March 27, 2024, RBLF fully paid back the loan. The loan balances were $Nil and $1,831,553 as of September 30, 2024 and December 31, 2023, respectively.

On September 14, 2023, RLSP borrowed $2,054,513 (RMB 15 million) a short-term loan from unrelated individual for temporarily fund shortage. The loan bears 2.5% monthly interest rate and has its maturity date of November 30, 2023. RLSP repaid back $1,780,578 (RMB 13 million out of RMB15 million) during September 2023. RLSP paid back $207,920 (RMB 1.5 million) for nine months ended September 30, 2024. There is no maturity date with balance of $71,249 (RMB 0.5 million) and $281,777 (RMB 2 million) as of September 30, 2024 and December 31, 2023. After negotiation with the unrelated individual, RLSP extends the timeline to pay off the remaining loans from May 2024 to January 2025.

On October 20 and October 30, 2023, RLSP borrowed $365,245 (RMB 2.6 million) and $353,287 (RMB 2.5 million) short-term loans with a monthly interest rate of 3% from an unrelated individual. On January 16, 2024, RLSP borrowed additional $27,826 (RMB 0.2 million) with a same interest rate of 3% in month, and paid back $519,801 (RMB 3.75 million) in April 2024. The total loan balance was $220,873 (RMB 1.55 million) and $718,532 (RMB 5.1 million) as of September 30, 2024 and December 31, 2023. After negotiation with the unrelated individual, RLSP extended the timeline to pay off the remaining loans from May 2024 to January 2025.

On March 27, 2024, RLSP borrowed $1,878,235 (RMB 13.5 million) a short-term loan from unrelated individual for temporarily fund shortage. The loan bears 1.2% daily interest rate and on March 29,2024, the loan was partially paid in the amount of $1,252,156 (RMB 9 million) and the remaining $623,761 (RMB 4.5 million) was fully paid off in April 2, 2024, with $Nil outstanding balance as of September 30, 2024.

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

Subsequently, on March 28, 2024 and April 2, 2024, RLSP obtained a one-year bank loan of $1,391,285 (RMB 10 million) and $2,772,272 RMB(20 million) from the Industrial and Commercial Bank of China, Ningbo National Gaoxin Branch, at an annual interest rate of 3.55%. This loan was drawn from the approved LOC. As of September 30, 2024, the outstanding balance of this loan amounted to $4,274,966 (RMB 30 million).

Interest expense primarily consists of the interest incurred on the bank loans, commercial & individual loans and minor bank service charges. For nine months ended September 30, 2024 and 2023, the Company recorded the interest expense of $288,385 and $161,216, respectively. For three months ended September 30, 2024 and 2023, the Company recorded the interest expense of $74,712 and $56,762, respectively

Note 7– Related Party Transactions

Purchase

In order to reduce the purchase cost and enhance the purchase power, the Company purchases the main raw materials from Yongliansen Import and Export Trading Company (“Yongliansen”) and Shanghai Haozong Rubber & Plastic Technology Co., Ltd. (“Shanghai Haozong”), and also purchases equipment and rubber products under indirect supply model from Shanghai Huaxin Economic and Trade Co., Ltd. (“Shanghai Huaxin”) during the nine months ended September 30, 2024 and 2023. The Company’s founder holds minor equity interests of the three suppliers directly or indirectly and one of the Company directors, Mr. Jun Tong holds 30% ownership of Shanghai Haozong.

For nine months ended September 30, 2024 and 2023, the Company purchased raw materials from Yongliansen (“Vendor C”) in the total amount of $Nil and $428,109 , respectively. As of September 30, 2024 and December 31, 2023, the Company advanced Yongliansen $239,454 and $219,734, respectively, mainly for raw material purchases. On November 30, 2020, RLSP advanced RMB 15 million or $2,077,476 as a deposit (the “Deposit”) to Yongliansen in order to lock-down our premium customer position among all customers of Yongliansen and maintain a long-term business relationship. The Deposit bears no interest and due on demand. Due to less procurement of raw materials made from Yongliansen in 2022, RLSP requested Yongliansen to refund the Deposit, and Yongliansen agreed to fully refund RLSP by December 31, 2022. On December 15, 2022, RLSP and Yongliansen entered into a Payment Agreement, among which Yongliansen requested to extend the repayment date of the Deposit to April 30, 2024, and RLSP has agreed to grant such extension request. Yongliansen, and Shanghai Huaxin signed a Tripartite Payment Agreement (the “TPA”) on May 6, 2024. Under the terms of the TPA, RLSP, Yongliansen, and Shanghai Huaxin (“Vendor B”) have agreed that the advance of $2,113,331 or RMB 15 million from RLSP to Yongliansen will be directly remitted from Yongliansen to Shanghai Huaxin. This remittance serves as payment to settle the payable amount owed to Shanghai Huaxin by RLSP. In May 2024, the RMB 15 million or $2,064,040 has been offset with the balance due to Shanghai Huaxin, with $Nil deposit to vendor as of September 30, 2024.

For nine months ended September 30, 2024 and 2023, the Company purchased $6,912,778 and $5,418,472 rubber products from Shanghai Haozong (“Vendor A”) respectively. As of September 30, 2024 and December 31, 2023, $6,109,189 and $2,871,033 accounts payable due to Shanghai Haozong, respectively.

For nine months ended September 30, 2024 and 2023, RLSP purchased $Nil and $ Nil rubber products and equipment from Shanghai Huaxin (“Vendor B”), respectively.

On December 25, 2021, RLSP signed a Payment Extension Agreement with Shanghai Huaxin regarding outstanding account payable balance, which was amended on August 14, 2022. Under the amended Payment Extension Agreement, RLSP and Shanghai Huaxin both agreed that the $6,835,124 accounts payable as of June 30, 2022 shall be paid based on the agreed-upon payment schedule, of which $746,480 accounts payable should be paid before December 31, 2022. During the six months ended December 31, 2022, the Company has paid RMB 11,350,337 or about USD $1,626,379. For the nine months ended September 30, 2023, RLSP has paid RMB33,324,541 or about USD $4,600,486. The remaining balance of $4,595,380 shall be paid by the end of April 30, 2024 per the Payment Extension Agreement. According to the Tripartite Payment Agreement (the “TPA”) entered on May 6, 2024, the deposit to Yongliansen of RMB 15 million or $2,064,040 has been offset with the balance due to Shanghai Huaxin, for nine months ended September 30, 2024. As of September 30, 2024 and December 31, 2023, $1,348,829 and $4,364,105 accounts payable due to Shanghai Huaxin, respectively.

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

For nine months ended September 30, 2024 and 2023, RLSP had indirect sales through Xinsen Group that were sold to two certified first-tier suppliers of the Auto Manufacturers $6,913,939 and $4,901,335 respectively. For three months ended September 30, 2024 and 2023, the total indirect sales through Xinsen Group to the same downstream two customers were $2,001,574 and $1,666,917, respectively. As of September 30, 2024 and December 31, 2023, the accounts receivable due from Shanghai Xinsen were and $8,619,144 and $5,209,169 respectively. RLSP held advances from Hangzhou Xinsen in the amounts of $18,588 and $18,378 as of September 30, 2024 and December 31, 2023, respectively.

Others

As of September 30, 2024 and December 31, 2023,, the Company’s founder and officer funded the Company and RLSP in the total amount of $3,727,336 and $2,684,029 for its daily operation, respectively. The payable amounts bear no interest rate and due on demand. During the nine months ended September 30, 2024 and 2023, the Company transferred cash in the amount of $130,000 and $215,000 respectively to RLSP as capital contribution for its daily operation. As a result, the unpaid registered capital of RLSP was reduced to $18,239,854 (RMB128 million) in China. The cash transfer has been approved by Agricultural Bank of China, Fenghua Branch, which is authorized by the State Administration of Foreign Exchange (the “SAFE”).

Note 8 – Shareholders’ Equity

RLSP was established on July 8, 2019 with registered capital of $20 million. As of September 30, 2024 and 2023, $2,230,915 and $2,105,915 cash has been transferred from the Company to RLSP as capital contribution, respectively.

From May to July 2023, the Company issued 133,000 shares of common stocks at $3.00 per share pursuant to the private placements with ten individuals for cash. The total $399,000 subscriptions were fully received as of September 30, 2024. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

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

On March 21, 2024, RLSP filed a complaint against Ningbo Rongsen in the Ningbo Fenghua District People’s Court of China, challenging the overvalued construction costs of our newly constructed factory. Concurrently with RLSP’s complaint, on March 25, 2024, Ningbo Rongsen filed a counter-claim against RLSP with the Ningbo Fenghua District People’s Court demanding RLSP to pay full construction costs, overdue penalty, attorney fees and other costs totalling US$7,163,361 (RMB50,844,103.89) in accordance with the Settlement Payment Agreement. The Ningbo Fenghua District People’s Court accepted the above filings in connection with RLSP’s complaint and Ningbo Rongsen’s counter-claim on May 9, 2024 and assigned a case number being (2024) Zhejiang 0213 Minchu No. 2289. Subsequently, on July 26, 2024, the Ningbo Fenghua District People’s Court ruled in favor of Ningbo Rongsen, ordering RLSP to pay full construction costs, overdue penalty, attorney fees and other costs in accordance with the Settlement Payment Agreement. On August 9, 2024, RLSP appealed to the Ningbo Intermediate People’s Court, requesting the revocation of the civil court judgement in case number (2024) Zhejiang 0213 Minchu No. 2289. RLSP seeks either a remand of the case for retrial or a revised judgement that supports its claims and rejects the counter-claim filed by Ningbo Rongsen. The case is currently under review by the Ningbo Intermediate People’s Court.

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

For the nine months ended September 30, 2024 and 2023, the provision for income taxes was $(8,608) and $15,695 respectively. As of September 30, 2024 and December 31, 2023, the income tax payables were $229,669 and $192,518, respectively.

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
	2024	2023
	(Unaudited)
U.S. federal income tax rate	21.0%	21.0%
Tax rate difference	4.0%	4.0%
Tax except	-%	-%
Nontaxable items	-%	(11.5)%
GILTI tax	-%	-%
Others	-%	-%
Valuation allowance	(25.0)%	(16.2)%
Effective tax rate	-%	(2.7)%

For U.S. income tax purposes, the Company has no cumulative undistributed earnings of foreign subsidiary as of September 30, 2024 after acquired RLSP on May 27, 2021. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the nine months ended September 30, 2024 and 2023, no GILTI tax expense was incurred.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of September 30, 2024.

Note 11 - Segment Reporting

We realize revenue primarily through the sale of synthetic rubber, rubber compound, car window seals, auto parts with two sales channels. The Company managed and reviewed its business as two operating and reporting segments: direct supply and indirect supply models.

The business line distribution of the Company’s information as of and for nine months as well as three months ended September 30, 2024 and 2023 as following:

	For the nine months ended September 30,		For the three months ended September 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Revenue:
Direct supply model	$-	$1,250,979	$-	30,663
Indirect supply model	6,913,939	5,014,282	2,001,574	1,779,678
OEM supply model	2,107	-	2,107
Total	6,916,046	6,265,261	2,003,681	1,810,341

Gross profit:
Direct supply model	-%	13%	-%	(417)%
Indirect supply model	(1)%	(1)%	(1)%	(3)%
OEM supply model	(342)%	-%	(342)%	-
Total	(8)%	2%	(9)%	(10)%

Income(loss) from operations:
Direct supply model	(392,513)	(163,189)	(123,646)	(181,652)
Indirect supply model	(61,222)	(101,890)	(27,584)	(62,227)
OEM supply model	(19,151)		(19,151)
Corporate	(1,012,499)	(161,371)	(229,389)	(60,282)
Total	(1,485,385)	(426,450)	(399,770)	(304,161

Net income(loss)
Direct supply model	(688,919)	(328,268)	(198,378)	(238,407)
Indirect supply model	(61,222)	(101,890)	(27,584)	(62,227)
OEM supply model	(19,151)		(19,151)
Corporate	(1,003,891)	(161,371)	(229,368)	(60,282)
Total	$(1,773,183)	$(591,529)	$(474,481)	$(360,916)

	September 30,	December 31,
	2024	2023

Reportable assets
Direct supply model	$9,659,767	$10,930,729
Indirect supply model	9,209,362	6,837,818
Corporate	2,185,175	2,069,222
Total	$21,054,304	$19,837,769

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

We also generate revenue through contract manufacturing model or OEM supply model, which is described in the model C.

Model C: OEM supply model

The contract manufacturing process begins with the customer placing an order and supplying all necessary raw materials. We provide the labor and equipment required to process the raw materials into finished products. The customer is charged a processing fee, which is calculated based on the cost per individual part and settled monthly. At the start of each month, we calculate the number of parts processed in the previous month, and both parties confirm the quantity by stamping the relevant documents. Once confirmed, we issue an invoice for the processing fee, and the customer makes payment upon receipt of the invoice.

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

Result of Operations

Comparison of the Three Months Ended on September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended on September 30, 2024 and 2023:

	For three months ended on September 30,
	2024	2023	Changes

Sales	$2,107	$143,424	$(141,317)
Sales-related parties	2,001,574	1,666,917	334,657
Total	2,003,681	1,810,341	193,340

Cost of sales	2,012,707	1,983,537	29,170
Cost of OEM	9,317	-	9,317
Loss on factory relocation	882	-	882
Loss on idle capacity	161,902	-	161,902
Total cost of sales	2,184,808	1,983,537	201,271
Gross profit (loss)	(181,127)	(173,196)	(7,931)

Operating Expenses
Selling expenses	5,011	6,835	(1,824)
General & administrative expenses	213,632	124,130	89,502
Total operation expenses	218,643	130,965	87,678
(Loss) income from operation	(399,770)	(304,161)	(95,609)

Other income (expense):
Interest expense	(74,712)	(56,762)	(17,950)
Other expense, net	(20)	7	(27)
Total other expenses, net	(74,732)	(56,755)	(17,977)

Net loss before income taxes	(474,502)	(360,916)	(113,586)
Income tax (benefit) expenses	(21)	-	(21)
Net loss	$(474,481)	$(360,916)	$(113,565)

Sales Revenue

Sales revenue for the three months ending on September 30, 2024 and 2023 amounted to $2,003,681 and $1,810,341, respectively, marking an increase of $0.19 million or 11% year over year. The increase was mainly attributed to the demand increase from the indirect supply model while there was a decrease in demand from the direct supply. During the three months ended September 30, 2024, RLSP introduced an OEM supply model, through which the customer places an order with us and sends over all raw materials. We provide the labor and equipment to process the finished product.

RLSP initiated the relocation of its factory to our newly constructed facility in early August 2023 and subsequently obtained the property title certificate in December 2023. As of September 2024, production under the direct supply model had not yet resumed at the new factory. The Company received its production license certificate from the government on June 6, 2024, and planned to arrange an inspection by eGT, which was expected to take approximately 2-3 months to complete. However, the profitability of exports to Europe has been impacted by the recently imposed EU tariffs on cars produced in China. As a result, eGT’s headquarters in France is still in negotiations with its Chinese counterpart regarding the orders and tariffs. These ongoing inter-company discussions have led to further delays in both the inspection process by eGT and order processing, with no orders resumed as of the third quarter of 2024.

Cost of Sales

Cost of sales were $2,184,808 and $1,983,537 for the three months ended September 30, 2024 and 2023, respectively, an increase of $0.2 million, or 10% year over year. RLSP suspended production in July 2023 and resumed operations in July 2024. Although RLSP initiated an OEM supply model upon resuming in July 2024, overall production capacity has not been fully utilized, resulting in an idle capacity loss of $161,902 for the three months ending September 30, 2024.

If the loss on idle capacity is not considered, our cost of sales increased by $39,369 for the three months ended on September 30, 2024 compared with the same quarter last year, which was mainly due to the increased cost of OEM supply model as well as the overall cost of indirect supply model.

Gross profit (loss)

Gross profit (loss) were $(181,127) and $(173,196) for the three months ended on September 30, 2024 and 2023, respectively. Our revenue and gross profit margin were presented as below:

	For the three months ended September 30,
	2024	2023	changes
Revenue:
Direct supply model	$-	$30,663	$(30,663)
Indirect supply model	2,001,574	1,779,678	221,896
OEM supply model	2,107	-	2,107
Total	2,003,681	1,810,341	193,340

Gross profit margin:
Direct supply model	-%	(417)%	(417)%
Indirect supply model	(1)%	(3)%	2%
OEM supply model	(342)%	-	(342)%
Total	(9)%	(10)%	1%

The overall gross profit margin remained stable for the three months ended September 30, 2024, compared to the same period in 2023. The gross margin for indirect supply models showed a slight increase, primarily due to reduced purchase costs in these sales compared to the previous year. Since RLSP only began its OEM supply model in July 2024, production has yet to scale up due to limited customer orders.

Selling expenses

Selling expenses were $5,011 and $6,835 for the three months ended September 30, 2024 and 2023, respectively, with a decrease of 1,824 or 27 % year over year. The decrease was mainly associated with the decrease in sales in our direct supply model.

General and administrative cost

General and administrative expenses were $213,632 and $124,130 for the three months ended September 30, 2024 and 2023, respectively, increased by $89,502, or 72% year over year. The increase was primarily attributed to the rise in professional service fees during the three months ended September 30, 2024, stemming from the Company’s application for uplisting to The Nasdaq Capital Market.

(Loss) income from Operations

For the three months ended September 30, 2024 and 2023, loss from operations was $(399,770) and $(304,161), a decrease of $95,609 or 31% year over year. The decrease in loss from operations was primarily due to the decrease in sales from our direct sales model client, eGT and loss due to idle capacity for three months ended September 30, 2024 compared to the corresponding period of 2023.

Net loss

As a result of the factors described above, our net loss was $(474,481) for the three months ended September 30, 2024, decreased by $113,565 from the net loss of $(360,916) for the three months ended September 30, 2023.

Comparison of the Nine Months Ended on September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended on September 30, 2024 and 2023:

	For nine months ended on September 30,
	2024	2023	Changes

Sales	$2,107	$1,363,906	$(1,361,799)
Sales-related parties	6,913,939	4,901,355	2,012,584
Total	6,916,046	6,265,261	650,785

Cost of sales	6,921,186	6,137,529	783,657
Cost of OEM	9,317	-	9,317
Loss on factory relocation	359,549	-	359,549
Loss on idle capacity	161,903	-	161,903
Total cost of sales	7,451,955	6,137,529	1,314,426
Gross profit (loss)	(535,909)	127,732	(663,641)

Operating Expenses
Selling expenses	20,311	66,670	(46,359)
General & administrative expenses	929,165	487,512	441,653
Total operation expenses	949,476	554,182	395,294
Loss from operation	(1,485,385)	(426,450)	(1,058,935)

Other income (expense):
Interest expense	(288,385)	(161,216)	(127,169)
Other (expense) income, net	(8,021)	11,832	(19,853)
Total other expenses, net	(296,406)	(149,384)	(147,022)

Net Income(loss) before income taxes	(1,781,791)	(575,834)	(1,205,957)
Income tax (benefit) expenses	(8,608)	15,695	(24,303)
Net loss	$(1,773,183)	$(591,529)	$(1,181,654)

Sales Revenue

Sales revenue were $6,916,046 and $6,265,261 for the nine months ended on September 30, 2024 and 2023, respectively, an increase of $0.65 million or 10 % year over year. The increase was mainly attributed to the demand increase from the indirect supply model while there was a decrease in demand from the direct supply model. As of September 2024, production under the direct supply model had not yet resumed at the new factory. The Company received its production license certificate from the government on June 6, 2024, and planned to arrange an inspection by eGT, which was expected to take approximately 2-3 months to complete. However, the profitability of exports to Europe has been impacted by the recently imposed EU tariffs on cars produced in China. As a result, eGT’s headquarters in France is still in negotiations with its Chinese counterpart regarding the orders and tariffs. These ongoing inter-company discussions have led to further delays in both the inspection process by eGT and order processing, with no orders resumed as of the third quarter of 2024. In July 2024, RLSP adjusted its business strategy and introduced an OEC supply model, which is expected to generate revenue for the Company in 2024.

Cost of Sales

Cost of sales were $7,451,955 and $6,137,529 for the nine months ended on September 30, 2024 and 2023, respectively, an increase of $1.34 million, or 21% year over year. The increase was accompanied by increasing sales in the corresponding period. Besides, RLSP suspended production in July 2023 and resumed operations in July 2024, which resulted in the loss of factory relocation of $359,549 during the nine months ended September 30, 2024. Although RLSP initiated an OEM supply model upon resuming in July 2024, overall production capacity has not been fully utilized, resulting in an idle capacity loss of $161,903 for the nine months ending September 30, 2024.

Gross profit (loss)

Gross profit (loss) were $(535,909) and $127,732 for the nine months ended on September 30, 2024 and 2023, respectively. Our revenue and gross profit margin were presented as below:

	For the nine months ended on September 30
	2024	2023	changes
Revenue:
Direct supply model	$-	1,250,979	(1,250,979)
Indirect supply model	6,913,939	5,014,282	1,899,657
OEM supply model	2,107	-	2,107
Total	6,916,046	6,265,261	650,785

Gross profit margin:
Direct supply model	-%	13%	(13)%
Indirect supply model	(1)%	(1)%	-%
OEM supply model	(342)%	-	(342)%
Total	(8)%	2%	(10)%

The decrease in our overall gross profit margin, compared with the nine months ended September 30, 2024 and 2023, was mainly attributed to the Company generating less sales from its direct supply model which has a higher gross profit margin as the Company has suspended its direct supply model production since July 2023. Since RLSP only began its OEM supply model in July 2024, production has yet to scale up due to limited customer orders, which leads to a low gross profit margin.

Selling expenses

Selling expenses were $20,311 and $66,670 for nine months ended on September 30, 2024 and 2023 respectively, with a decrease of 46,356 or 70% year over year. The decrease was mainly associated with the decrease in sales in the Company’s direct supply model.

General and administrative cost

General and administrative expenses were $929,165 and $487,512 for the nine months ended on September 30, 2024 and 2023, respectively, increased by $441,653, or 91% year over year. The increase was primarily attributed to the rise in professional service fees during the nine months ended on September 30, 2024, stemming from the Company’s application for uplisting to The Nasdaq Capital Market.

Loss from Operations

For the nine months ended on September 30, 2024, loss from operations was $(1,485,385), as compared to loss from operations of $(426,450) for the nine months ended on September 30, 2023, a decrease of $1,058,935 or 248% year over year. The decrease in income from operations was primarily due to the decrease in sales from our direct sales model client, eGT and loss due to factory relocation and idle capacity for the nine months ended September 30, 2024.

Net Loss

As a result of the factors described above, our net loss was $(1,773,183) for the nine months ended on September 30, 2024, decreased by $1,181,654 from the net loss of $(591,529) for the nine months ended on September 30,2023.

Liquidity and Capital Resources

As of September 30, 2024, we had an accumulated deficit of $(4,991,084). As of September 30, 2024, we had cash of $28,618 and negative working capital of $(12,730,616), compared to cash of $41,687 and a negative working capital of $(11,300,145) on December 31, 2023. The decrease in the working capital was primarily due to the decrease in accounts receivable from a related party of the Company.

On March 25, 2024, RLSP secured approval for a line of credit (“LOC”) from the Industrial and Commercial Bank of China, Ningbo National Gaoxin Branch, with a total amount of $7.75 million (RMB 56 million). RLSP used its new factory building and land use right located at Qixing Road, Weng’ao Industrial Zone, Chunhu Subdistrict, Fenghua District, Ningbo, Zhejiang, China as collateral pledged for this LOC. The LOC can be utilized through separate loans and has a term of two years. As of November 5, 2024, RLSP still has RMB 26 million available to apply for using from the LOC.

Cash Flow

Cash Flow Activities

Cash decreased from $41,687 at December 31, 2023, to $28,618 at September 30, 2024, decreased by $13,069 or 31%. The decrease was primarily due to the increased cash used in operating activities for the nine months ended September 30, 2024.

As of September 30, 2024, our total current assets amounted to $10,359,731, compared to $8,775,183 as of December 31, 2023. Concurrently, our total current liabilities stood at $23,090,347, a slight increase from $20,075,328 as of December 31, 2023.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $(2,233,478), compared to $147,597in the prior period, primarily driven by increased net loss and accounts receivable from related parties for the nine months ended September 30, 2024.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 was $(236,222) compared to $(2,364,359) in the prior period. The decrease was primarily attributable to the decreased purchase of equipment and factory construction.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was $2,455,798 compared to cash provided by financing activities of $985,496 in the prior period. The increase was primarily attributable to the increased new borrowings for the nine months ended September 30, 2024.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and President and Chief Financial Officer have concluded that there were material weakness in our internal controls over financial reporting as of September 30, 2024 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The material weakness in our controls and procedure were lack of U.S. generally accepted accounting principles (GAAP) knowledge and segregation duties. Management does not believe that any of these material weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, claims are made against us in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties, or injunctions prohibiting us from selling one or more products or engaging in other activities. There were no reportable litigation events and there have been no material developments to litigation events previously disclosed in our SEC filings during the quarter ended September 30, 2024 except as described below.

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

(C) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

RUBBER LEAF INC

Date: November 14, 2024	/s/ Xingxiu Hua
Xingxiu Hua, Chief Executive Officer

Date: November 14, 2024	/s/ Hua Wang
Hua Wang, Chief Financial Officer

