Form 10-K
period 2024-12-31
Rubber Leaf Inc
filed 2025-03-20
CIK 1893657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

The aggregate market value of the voting and non-voting shares of the Company’s common stock held by non-affiliates as of June 30, 2024 based on the last sale of the Company’s common stock, was approximately $14,357,366.

As of March 20, 2025, the Registrant had 41,109,458 shares of common stock, $0.001 par value, issued and outstanding.

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

Corporate History and Structure

Rubber Leaf Inc was incorporated under the laws of the State of Nevada on May 18, 2021. On May 27, 2021, the Company entered into the Share Exchange Agreement with Xingxiu Hua, the Chief Executive Officer, President and Chairperson of the Company, pursuant to which the Company issued 40,000,000 shares of common stock to Ms. Hua in consideration of Ms. Hua’s efforts to procure Rubber Leaf LLC to transfer any and all equity interests in RLSP to the Company. We acquired Rubber Leaf Sealing Products (Zhejiang) Co., Ltd. on July 1, 2021, through an equity transfer between Rubber Leaf LLC and Rubber Leaf Inc. After the acquisition, RLSP became our 100% directly controlled subsidiary and wholly foreign-owned enterprise in China. Currently, all of our business is conducted through RLSP. RLSP was established in Fenghua, Ningo, China and commenced operations in July 2019. RLSP was the wholly owned subsidiary of Rubber Leaf LLC, a Delaware company organized on June 1, 2018, and Xingxiu Hua, our Chief Executive Officer, President and Chairperson of the Board, was the sole member of Rubber Leaf LLC. RLSP specializes in the production and sales of automotive rubber and plastic sealing strips. We are a well-known auto parts enterprise, and we are also the first-tier supplier of well-known auto brands such as eGT and Volkswagen.

Our principal business address is Qixing Road, Weng’ao Industrial Zone, Chunhu Subdistrict, Fenghua District, Ningbo, Zhejiang, China.

The following diagram illustrates our corporate structure as of March 20, 2025.

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

As of December 31, 2024 and December 31, 2023, our Chief Executive Officer, President and Chairperson of the Board, Ms. Xingxiu Hua and CFO, Mr. Hua Wang, provided loans to the Company and RLSP in the total amount of $3,762,422 and $2,684,029 for its daily operation, respectively. These loans do not bear interest and are due on demand. During the year ended December 31, 2024 and 2023, RLI made capital contributions of $130,000 and $125,000, respectively, to RLSP to support its daily operation, within the current existing approved registered capital limits of RLSP in China. The cash transfer has been approved by the Agricultural Bank of China, Fenghua Branch, which is authorized by SAFE. PRC laws and regulations allow an offshore holding company to provide funding to its wholly owned subsidiary in China only through loans or capital contributions, subject to the filing or approval of government authorities and limits on the amount of capital contributions and loans. Subject to satisfaction of applicable government registration and approval requirements, we may extend inter-company loans to our wholly owned subsidiary in China or make additional capital contributions to fund RLSP’s capital expenditures or working capital. For an increase of its registered capital, RLSP needs to file such change of registered capital with the China’s Ministry of Commerce (“MOFCOM”) or its local counterparts. If RLI provides funding to RLSP through loans, the total amount of such loans may not exceed the difference between the entity’s total investment as approved by the foreign investment authorities and its registered capital. Such loans must be registered with SAFE or its local branches.

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

In addition, if RLSP incurs debt on its own behalf in the future, the instruments governing such debt may restrict its ability to pay dividends. As of the date of this Annual Report, other than the transfer of cash in the amount of $130,000 and $125,000, respectively, from RLI to RLSP as capital contribution for its daily operation for the years ended December 31, 2024 and 2023, respectively, there were no material cash flows between RLI and RLSP and for the past two fiscal years, RLSP has not declared any dividends or made other distributions to the Company nor has the Company paid dividends or made other distributions to its shareholders. We do not expect to pay cash dividends in the near future.

Description of Property

We purchased a piece of land in Fenghua District, Ningbo City, Zhejiang Province, where we completed the construction of a new factory and obtained its property certificate for production in December 2023. This new factory is projected to accommodate 15 TPV production lines and 10 EPDM production lines, which can meet the requirements of 3 million vehicles.

Human Capital Resources

As of March 20, 2025, we had a total of 24 full-time employees. In compliance with PRC law, we provide our employees with five types of insurance.

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

We have a high concentration of sales with one major customer, Shanghai Xinsen, which is the related party of our founder, Chief Executive Officer, President and Chairperson of the Board, Xingxiu Hua, and accounted for 100% of our total revenues for the year ended December 31, 2024.

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

We have a high concentration of purchases of raw materials from one major vendor, Shanghai Haozong, which is the related party of one of our directors. 100% of our total purchases of raw materials for the year ended December 31, 2024 was from Shanghai Haozong.

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

Given our current stage of cybersecurity development, we have not experienced any significant cybersecurity incidents to date. However, we recognize that the absence of a formalized cybersecurity framework may leave us vulnerable to cyberattacks, data breaches and other cybersecurity incidents. Such events could potentially lead to unauthorized access to, or disclosure of, sensitive information, disrupt our business operations, result in regulatory fines or litigation costs and negatively impact our reputation among customers and partners. In addition, cybersecurity incidents could have material adverse effects on our business strategy, financial condition, and results of operations (e.g., a significant breach could result in direct financial losses due to fraud, system downtime impacting revenue generation, increased compliance costs or contractual liabilities with third-party vendors and customers).

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

In addition, the Board will oversee any cybersecurity risk management framework and a dedicated committee of the Board or an officer appointed by the Board will review and approve any cybersecurity policies, strategies and risk management practices. The Board (or designated committee or officer) will receive periodic updates on cybersecurity risks, including emerging threats, mitigation efforts and incident response activities. The updates will be provided at least annually, or more frequently as needed, to ensure cybersecurity risks are appropriately managed and integrated into our broader risk oversight strategy.

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

In March 2024, RLSP filed a complaint against Ningbo Rongsen Construction Co., Ltd (“Ningbo Rongsen”) with the Ningbo Fenghua District People’s Court of China, challenging the overvalued construction costs of our newly constructed factory. The case has been filed with the case number being (2024) Zhejiang 0213 Minchu No. 2289.

Concurrently with the RLSP filing mentioned above, Zhejiang Fengrong Construction Co., Ltd. (a.k.a Ningbo Rongsen) also filed a complaint against RLSP with the Ningbo Fenghua District People’s Court demanding RLSP to pay full construction costs, overdue penalty, attorney fees and other costs totaling US$7,163,361 (RMB50,844,103.89). The Ningbo Fenghua District People’s Court accepted the case filing. Ningbo Rongsen claimed that RLSP shall pay in accordance with the Settlement Payment Agreement and RLSP shall be responsible for the late payment.

On December 30, 2024, Ningbo Intermediate People’s Court made a final ruling concerning the above dispute, ordering RLSP to pay 1) US$6,956,830.46 (RMB49,378,191.44); and 2) late payment interests incurring from March 1, 2024 to the date of full payment at an interest rate of 1% per month; and 3) other expenses of US$4,226 (RMB30,000). RLSP has decided to initiate the re-trial proceeding and will file the application with Zhejiang High People’s Court of China within the statutory 6-month period upon the final ruling.

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

In August 2024, Rubber Leaf Sealing Parts (Zhejiang) Co., Ltd. (“RLSP”) received a Notice of Legal Action from the Taicang People’s Court of China, where RLSP was named as a co-defendant alongside Shanghai Yongliansen Import & Export Co., Ltd. (“Yongliansen”) in a goods purchase contract dispute, under case number (2024) SU 0585 Minchu No. 10874. The lawsuit was initiated by Jiangsu Guanlian New Materials Technology Co., Ltd. (“Guanlian”), asserting that RLSP and Yongliansen, acting as co-buyers, had purchased goods from Guanlian since April 2023 but failed to settle the outstanding payment. The claimed amount totals RMB 823,695.12 (approximately US$116,013.40 based on exchange rates as of March 2025), representing the unpaid purchase price. Guanlian has demanded immediate payment of the overdue amount of RMB 823,695.12, along with a late payment penalty calculated at a rate of 0.3% per day on the principal amount, starting from July 4, 2023, until the date of actual payment. Additionally, Guanlian seeks to hold RLSP jointly and severally liable for the debt and requests that both defendants bear the full litigation costs.

In August 2024, Wuhan Economic and Technological Development Zone People’s Court accepted a case initiated by eGT against RLSP for refunding of part of the prepayment at US$1,063,316 (RMB7,547,203.80). RLSP argued eGT and RLSP started a business collaboration from September 2019 and signed around 29 advance payment agreements. The contract payment model was changed to a post-payment structure in June 2022. Since then, RLSP has continued to supply goods, which have not been fully settled. RLSP seeks full settlement of all outstanding amount receivable, including such outstanding amount for the transactions after June 2022, while eGT insisted that the prepayment shall not cover such purchases after June 2022. On November 4, 2024, Wuhan Economic and Technological Development Zone People’s Court ruled that RLSP shall refund eGT US$1,045,196 (RMB7,418,594.09) plus late payment interest incurring from August 2, 2024 at the rate of 3.35% per annum and RLSP shall claim any outstanding amount receivable through a separate lawsuit. An appeal has been filed by RLSP and the case is currently under review by Wuhan Intermediate People’s Court of China.

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

On March 20, 2025 the closing price for our common stock as reported on the Pink Open Market was $5.80 per share.

Holders

There were 59 holders of the Company’s common stock as of March 20, 2025. This figure does not include holders of shares registered in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

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

As of March 20, 2025, there are 95,900 common shares issued to our employees and director under the Company’s 2021 Plan.

EQUITY PLAN INFORMATION

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights:	Weighted average exercise price of outstanding options, warrants and rights:	Number of securities remaining available for future issuance:
2021 Equity Incentive Plan:
Equity compensation plans approved by security holders	–	$–	4,904,100
Equity compensation plans not approved by security holders	–	–	–
Total	–	$–	4,904,100

Securities Currently Outstanding

●	Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock, of which 41,109,458 shares were issued and outstanding, as of March 20, 2025.

●	Our Certificate of Incorporation authorizes us to issue up to 40,000,000 shares of preferred stock with no share issued and outstanding as of March 20, 2025.

Reports to Stockholders

We are currently subject to the information and reporting requirements of the Exchange Act and will continue to file periodic reports, and other information with the SEC.

Transfer Agent

West Coast Stock Transfer, Inc., located at 721 N. Vulcan Ave. Suite 106, Encinitas, CA 92024 is the registrar and transfer agent for the Company’s common stock.

Recent Sales of Unregistered Equity Securities

Set forth below is information as to all of our equity securities sold by us during our fiscal year ended December 31, 2024, which were not registered under the Securities Act.

Common Stock

From May to July 2023, the Company issued 133,000 shares of common stocks at $3.00 per share pursuant to private placements to ten individuals for cash. The total $399,000 subscriptions were fully received as of December 31, 2024. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

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

Result of Operation

Comparison of the Years Ended on December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended on December 31, 2024 and 2023:

	For the year ended December 31,
	2024	2023	Changes

Sales	$5,245	$1,396,152	$(1,390,907)
Sales-related parties	6,924,461	8,593,998	(1,669,537)
Total	6,929,706	9,990,150	(3,060,444)

Cost of sales-production	6,922,148	10,061,164	(3,139,016)
Cost of OEM	22,776	-	22,776
Loss on factory relocation	359,015	284,987	74,028
Loss on idle capacity	365,310	-	365,310
Total cost of sales	7,669,249	10,346,151	(2,676,902)
Gross loss	(739,543)	(356,001)	(383,542)

Operating Expenses
Selling expenses	20,426	86,751	(66,325)
General & administrative expenses	1,040,431	710,457	329,974
Total operation expenses	1,060,857	797,208	263,649
Loss from operation	(1,800,400)	(1,153,209)	(647,191)

Other income (expense):
Interest expense	(356,438)	(237,581)	(118,857)
Other expense	(55,399)	8,713	(64,122)
Total other income (expenses), net	(411,837)	(228,868)	(182,969)

Net loss before income taxes	(2,212,237)	(1,382,077)	(830,160)
Income tax expenses	(8,609)	16,067	(24,676)
Net loss	$(2,203,628)	$(1,398,144)	$(805,484)

Sales Revenues

Sales revenue were $6,929,706 and $9,990,150 for the years ended December 31, 2024 and 2023, respectively, a decrease of $0.3 million or (31)% year over year. The decreasing was mainly attribute to the demand deceasing from our direct supply model, As of December 31, 2024, production under the direct supply model had not yet resumed at the new factory. The Company received its production license certificate from the government on June 6, 2024, and planned to arrange an inspection by eGT, which was expected to take approximately 2-3 months to complete. However, the profitability of exports to Europe has been impacted by the recently imposed EU tariffs on cars produced in China. As a result, eGT’s headquarters in France is still in negotiations with its Chinese counterpart regarding the orders and tariffs. These ongoing inter-company discussions have led to further delays in both the inspection process by eGT and order processing, with no orders resumed for the year of 2024. The decrease was also attributed to the decrease of indirect supply model, RLSP has not received any indirect supply orders from its customer since the last quarter of 2024 due to a lawsuit with Ningbo Rongsen Construction Co., Ltd., which resulted in the freezing of its bank accounts. As a result, RLSP has been unable to process payments and temporarily suspended order acceptance. However, the management expects that after filing an appeal with the Zhejiang Provincial High Court by the end of March, the bank accounts will be unfrozen, allowing all business operations to return to normal.In July 2024, RLSP adjusted its business strategy and introduced an OEC supply model, which is expected to generate revenue for the Company in 2024.

Cost of Sales

Cost of sales were $7,669,249 and $10,346,151 for the years ended on December 31, 2024 and 2023 respectively, a decrease of $2.6 million, or 26% year over year. The decrease was accompanied by decreasing sales in the corresponding period. Besides, RLSP suspended production in July 2023 and resumed operations in July 2024, which resulted in the loss of factory relocation of $359,015 for year 2024 compared to 284,987 for year 2023. Although RLSP initiated an OEM supply model upon resuming in July 2024, overall production capacity has not been fully utilized, resulting in an idle capacity loss of $365,310 for year ended December 31, 2024.

The cost of sales-production was decreasing by $3.1 million, which was mainly due to the decreased sales from our related parties. RLSP has not received any indirect supply order from its customer since the last quarter of 2024.

Gross Loss

Gross loss were $(739,543) and $(356,001) for the years ended on December 31, 2024 and 2023, respectively. Our revenue and gross profit margin were presented as below:

	For the year ended December 31,
	2024	2023	changes
Revenue:
Direct supply model	$-	$1,280,555	$(1,280,555)
Indirect supply model	6,914,900	8,709,595	(1,794,695)
OEM supply model	14,806	-	14,806
Total	6,929,706	9,990,150	(3,060,444)

Gross profit margin:
Direct supply model	-%	23%	(23)%
Indirect supply model	(1)%	(4)%	3%
OEM supply model	(54)%	-	(54)%
%Total	(11)%	(4)%	(7)%

The decrease of our overall gross profit margin, compared with the year ended on December 31, 2024 and 2023 was mainly attributed to the Company generated less sales from direct supply model which has a higher gross profit margin as the Company has suspended its direct supply model production since July 2023. Since RLSP only began its OEM supply model in July 2024, production has yet to scale up due to limited customer orders, which leads to a low gross profit margin.

Selling Expenses

Selling expenses were $20,426 and $86,751 for the years ended on December 31, 2024 and 2023 respectively, with decrease of $66,325 or 76% year over year. The decrease was mainly associated with the decrease in sales in both direct supply model and indirect supply model

General and Administrative Expenses

General and administrative expenses were $1,040,431 and $710,457 for the years ended on December 31, 2024 and 2023, respectively, increasing by $329,974, or 46% year over year. The increase was primarily driven by higher professional service fees incurred during the year ended December 31, 2024. This was mainly due to the Company’s application for uplisting to The Nasdaq Capital Market, along with legal expenses related to an ongoing lawsuit.

Loss from Operations

For the year ended on December 31, 2024, loss from operations was $(1,800,400) as compared to loss from operations of $(1,153,209) for year ended on December 31, 2023, a decrease of $647,191 or 56% year over year. The decrease in income from operations was primarily due to the decrease in sales from our direct sales model client, eGT and loss due to factory relocation and idle capacity for the year ended December 31, 2024.

Other Income (Expenses), Net

For the year ended on December 31, 2024, the Company has generated $(411,837) other expense as compared to other expense of $(228,868) for the year ended December 31, 2023. The increasing of other expense was primarily due to an increase in the Company’s loan balance for the year ended December 31, 2024, compared to 2023, resulting in higher interest expenses. Another reason for the increase in the amount is the unpaid construction compensation to Ningbo Rongsen, as determined by the litigation judgment on December 2024.

Net Loss

As a result of the factors described above, our net loss was $(2,203,628) for the year ended on December 31, 2024, decreased by $805,484 from the net loss of $(1,398,144) for the year ended December 31, 2023.

Liquidity and Capital Resources

As of December 31, 2024, we had an accumulated deficit of $(5,421,529). As of December 31, 2024, we had cash of $12,273 and negative working capital of $(14,263,400), compared to cash of $41,687 and a negative working capital of $(11,300,145) on December 31, 2023. The decrease in the working capital was primarily due to the increased borrowings and other payables to related parties of the Company. These factors and our ability to raise additional capital to accomplish our objectives raises substantial doubt about our ability to continue as a going concern.

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

Going Concern

As of December 31, 2024, we had an accumulated deficit of $(5,421,529). Our auditors have expressed their concern as to our ability to continue as a going concern in their audit report for the Company’s fiscal year ended December 31, 2024 included in this Annual Report. Our ability to continue as a going concern is dependent upon our ability to generate cashflows from operations and obtain financing.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate the continuation of the Company as a going concern. The Company has negative working capital of $(14,263,400) as of December 31, 2024. The Company has not established a stabilized source of gross profit sufficient to cover operating costs over a reasonable period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. However, Rubber Leaf Sealing Products (Zhejiang) Co., Ltd. (RLSP) currently has access to an unused loan facility of RMB 26 million (about USD $3.6 million) from the Ningbo High-Tech Branch of the Industrial and Commercial Bank of China. However, due to an ongoing account freeze resulting from litigation with Ningbo Rongsen, RLSP has not yet opted to utilize this facility. Our legal counsel is in the process of preparing an appeal to the Zhejiang Provincial High Court. Once the appeal is filed, all current enforcement actions, including the account freeze, will be suspended, allowing the company to resume normal operations. Our lawyers remain highly confident in achieving a favorable resolution. The RMB 26 million (about USD $3.6 million) loan ensures adequate cash flow to facilitate RLSP’s return to full-scale production, effectively addressing any liquidity concerns. If necessary, management intends to utilize this credit facility to meet financial obligations, thereby mitigating any potential impact on business continuity. Management also anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Borrowings

On April 30, 2021, RLSP borrowed $774,401 (RMB 5 million) short-term loan from an unrelated entity guaranteed by an individual person. The loan has a monthly interest rate of 1% with the due date on June 15, 2021. Pursuant to the loan agreement, the interest rate will increase to 2% monthly if RLSP is in default of loan terms and the lender may further obtain 5% of RLSP’s ownership. On November 10, 2021, RLSP extended the maturity date of the loan till April 30, 2022 with the other loan terms remain the same and the two parties have verbally agreed to extend the due date to December 31, 2023. On June 12, 2023, a supplemental agreement entered, pursuant to which, the loans are due on demand, with the other loan terms remain the same. As of December 31, 2024 and 2023, the loan balance were $260,288 (RMB 1.9 million) and $267,689 (RMB 1.9 million), respectively.

On September 1, 2021, RLSP borrowed $154,832 (RMB 1 million) short-term loan from an unrelated individual. The loan has annual interest rate of 13% with due date on August 31, 2022. RLSP has had several round financing transactions with the individual since then. As of December 31, 2024 and 2023, the individual loan balances were $36,303 (RMB 0.26 million) and $67,627 (RMB 0.48 million) respectively. RMB265,000 out of $36,303 loan balance has no maturity date. The Company may repay the loan anytime and no interest further on.

On September 1, 2021, RLSP borrowed $247,732 (RMB 1.6 million) short-term loan from an officer of RLSP. The loan has an annual interest rate of 8% with due date on August 31, 2022. RLSP borrowed $152,359 and $Nil during 2023 and 2022, and repaid $28,263 and $69,256 back during 2023 and 2022, respectively. As of December 31, 2024 and 2023, the loan balances were $178,797 (RMB 1.3 million) and $183,881 (RMB 1.3 million), respectively. The loan was extended to December 31, 2023 on March 11, 2023 and the officer has waived loan interest since September 2022. On September 1, 2023, a supplemental agreement entered, pursuant to which, the loans are due on demand, with the other loan terms remain the same.

On November 30, 2021, RLSP borrowed $314,857 (RMB 2 million) mortgage loan from Zhejiang Yongyin Financial leasing Co., Ltd, a subsidiary of Ningbo Fenghua Rural Commercial Bank Co., Ltd, pledged with machinery and equipment RLSP purchased and fully paid with the market value of approximately RMB 2.3 million. The loan has two-year term with due date on November 19, 2023. The loan balances were $79,239 and $288,348 as of December 31, 2024 and 2023, respectively. RLSP entered a loan extension agreement with Zhejiang Yongyin Financial Leasing Co., Ltd on March 17, 2025, and will repay the loan by May 31st, 2025.

On November 18, 2022, RLSP entered a one-year bank loan of $1,884,823 (RMB 13 million) with Fenghua Chunhu branch, Bank of Ningbo. with the annual interest rate of 4.5%. The collateral pledged for the loan was the land use right with appraisal value of $3.44 million (approximately RMB 23.69 million). The loan was extended to September 30, 2023 on September 22, 2023. On September 21, 2023 RLSP entered a three-month bank loan of $1,837,092 (RMB$13 million) with the same bank branch and fully paid back before December 31, 2023. On December 25, 2023, RLSP borrowed $1,837,092 (RMB 13 million) with due date on December 31, 2023. On March 27, 2024, RBLF fully paid back the loan. The loan balances were $Nil and $1,831,553 as of December 31, 2024 and 2023, respectively.

On September 14, 2023, RLSP borrowed $2,054,513 (RMB 15 million) a short-term loan from unrelated individual for temporarily fund shortage. The loan bears 2.5% monthly interest rate and has its maturity date of November 30, 2023. RLSP repaid back $1,780,578 (RMB 13 million out of RMB15 million) during September 2023. RLSP paid back $207,920 (RMB 1.5 million) for nine months ended September 30, 2024. There is no maturity date with balance of $68,497 (RMB 0.5 million) and $281,777 (RMB 2 million) as of December 31, 2024 and 2023. After negotiation with the unrelated individual, RLSP extends the timeline to pay off the remaining loans from May 2024 to July 2025.

On October 20 and October 30, 2023, RLSP borrowed $365,245 (RMB 2.6 million) and $353,287 (RMB 2.5 million) short-term loans with a monthly interest rate of 3% from an unrelated individual. On January 16, 2024, RLSP borrowed additional $27,826 (RMB 0.2 million) with a same interest rate of 3% in month, and paid back $519,801 (RMB 3.75 million) in April 2024. The total loan balance was $212,340 (RMB 1.55 million) and $718,532 (RMB 5.1 million) as of December 31, 2024 and 2023. After negotiation with the unrelated individual, RLSP extended the timeline to pay off the remaining loans from May 2024 to May 2025.

On March 27, 2024, RLSP borrowed $1,878,235 (RMB 13.5 million) a short-term loan from unrelated individual for temporarily fund shortage. The loan bears 1.2% daily interest rate and on March 29,2024, the loan was partially paid in the amount of $1,252,156 (RMB 9 million) and the remaining $623,761 (RMB 4.5 million) was fully paid off in April 2, 2024, with $Nil outstanding balance as of December 31, 2024.

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

Subsequently, on March 28, 2024 and April 2, 2024, RLSP obtained a one-year bank loan of $1,391,285 (RMB 10 million) and $2,772,272 RMB(20 million) from the Industrial and Commercial Bank of China, Ningbo National Gaoxin Branch, at an annual interest rate of 3.55%. This loan was drawn from the approved LOC. As of December 31, 2024, the outstanding balance of this loan amounted to $4,109,814 (RMB 30 million).

Interest expense primarily consists of the interest incurred on the bank loans, commercial & individual loans and minor bank service charges. For years ended December 31, 2024 and 2023, the Company recorded the interest expense of $356,438 and $237,581, respectively.

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

In March, 2024, RLSP filed a complaint against Ningbo Rongsen Construction Co., Ltd (“Ningbo Rongsen”) with the Ningbo Fenghua District People’s Court of China, challenging the overvalued construction costs of our newly constructed factory. The case has been filed with the case number being (2024) Zhejiang 0213 Minchu No. 2289.

Concurrently with the RLSP filing mentioned above, Zhejiang Fengrong Construction Co., Ltd. (a.k.a Ningbo Rongsen) also filed a complaint against RLSP with the Ningbo Fenghua District People’s Court demanding RLSP to pay full construction costs, overdue penalty, attorney fees and other costs totaling US$7,163,361 (RMB50,844,103.89). The Ningbo Fenghua District People’s Court accepted the case filing. Ningbo Rongsen claimed that RLSP shall pay in accordance with the Settlement Payment Agreement and RLSP shall be responsible for the late payment.

On December 30, 2024, Ningbo Intermediate People’s Court made a final ruling concerning the above dispute, ordering RLSP to pay 1) US$6,956,830.46 (RMB49,378,191.44); and 2) late payment interests incurring from March 1, 2024 to the date of full payment at an interest rate of 1% per month; and 3) other expenses of US$4,226 (RMB30,000). RLSP has decided to initiate the re-trial proceeding and will file the application with Zhejiang High People’s Court of China within the statutory 6-month period upon the final ruling.

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

In August 2024, Wuhan Economic and Technological Development Zone People’s Court accepted a case initiated by eGT against RLSP for refunding of part of the prepayment at US$1,063,316 (RMB7,547,203.80). RLSP argued eGT and RLSP started a business collaboration from September 2019 and signed around 29 advance payment agreements. The contract payment model was changed to a post-payment structure in June 2022. Since then, RLSP has continued to supply goods, which have not been fully settled. RLSP seeks full settlement of all outstanding amount receivable, including such outstanding amount for the transactions after June 2022, while eGT insisted that the prepayment shall not cover such purchases after June 2022. On November 4, 2024, Wuhan Economic and Technological Development Zone People’s Court ruled that RLSP shall refund eGT US$1,045,196 (RMB7,418,594.09) plus late payment interest incurring from August 2, 2024 at the rate of 3.35% per annum and RLSP shall claim any outstanding amount receivable through a separate lawsuit. An appeal has been filed by RLSP and the case is currently under review by Wuhan Intermediate People’s Court of China.

Our management maintains confidence in our legal standing and is actively pursuing a resolution that will be beneficial to us. As legal proceedings are subject to inherent uncertainties, we cannot predict the outcome of this matter at the time of filing this Annual Report.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

Years Ended December 31, 2024, and 2023

	Years Ended December 31,
	2024	2023	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(609,209)	$(84,078)	$(525,131)	625%
Investing activities	(1,947,583)	(3,017,818)	1,070,235	(35)%
Financing activities	2,527,010	1,811,679	715,331	39%
Effect of foreign currency translation on cash flow	368	(31,875)	32,243	(101)%
Net increase (decrease) in cash	$(29,414)	$(1,322,092)	$1,292,678	(98)%

Cash Provided in Operating Activities

Net cash used in operating activities was $(609,209) for the years ended December 31, 2024, as compared to $(84,078) for the years ended December 31, 2023. The increase in cash outflow was primarily driven by a decline in RLSP’s sales revenue, resulting from reduced customer demand, which led to insufficient cash generation to sustain operations..

Cash Used in Investing Activities

Net cash used in investing activities was $(1,947,583) for the year ended December 31, 2024, compared to $(3,017,818) for the year ended December 31, 2023. The significantly higher cash outflow in 2023 was primarily driven by increased expenditures on equipment purchases and factory construction costs for our newly completed facility, which became operational in January 2024, leading the investing activities decreased in year 2024.

Cash Provided by Financing Activities

Net cash provided by financing activities was $2,527,010 for the year ended December 31, 2024, compared to $1,811,679 for the year ended December 31, 2023. The increase was primarily due to the Company’s inability to generate sufficient positive cash flow from operating activities to cover its expenses, necessitating additional financing to sustain operations.

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

Shareholders and Board of Directors

Rubber Leaf Inc.

Ningbo, Zhejiang, China

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Rubber Leaf Inc. and subsidiary (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operation, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Related Party Transactions

As described in Note 8 to the consolidated financial statements, management disclosed that the Company’s chief executive officer had or has controlling ownership or significant fluences over the certain main vendors and one of the two major customers. In addition, there are or have been certain overlapping directors between the companies. Each of those entities has been identified as a related party as of December 31, 2024 and 2023. The Company has also entered into numerous business transactions with related parties, including but not limited to purchase agreements of raw materials, finished goods, equipment and machines, sales contracts and financing agreements, and etc.

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

Legal Proceedings

As described in Note 11, the Company has been involved in multiple legal proceedings and claims arising in the ordinary course of business. These include disputes involving construction costs, purchase contract obligations, and prepayment settlements. Management records liabilities for legal proceedings in instances where it can reasonably estimate the amount of the loss and when the loss is probable.

We identified the legal proceedings as a critical audit matter because evaluating the reasonableness of management’s assessment of these matters required a high degree of auditor judgment and an increased extent of effort. This complexity was heightened by the multiple ongoing legal disputes, each with differing outcomes, potential financial exposures, and stages of legal proceedings.

The primary procedures we performed to address this critical audit matter included:

1)	Reviewed all ongoing legal claims and supporting documents, including assessing the status of each case, the likely outcome, and potential financial exposure.
2)	Obtained the legal confirmations per our audit inquiries with external legal counsels, evaluating the reasonableness of management’s assessment regarding whether an unfavorable outcome is remote, reasonably possible or probable and reasonably estimable.
3)	Reviewed the Company’s recorded provisions for legal contingencies to determine if they accurately reflect potential liabilities.
4)	Ensured that the Company’s disclosures related to legal proceedings in the consolidated financial statements comply with applicable accounting and disclosure standards.

/s/ Simon & Edward, LLP

We have served as the Company’s auditor since 2021.

PCAOB ID: 2485

Rowland Heights, California

March 20, 2025

RUBBER LEAF INC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023

ASSETS
Current assets:
Cash	$12,273	$41,687
Accounts receivables	132,473	130,230
Accounts receivables – related parties	8,295,591	5,209,169
Advances to vendors	47,721	60,361
Advances to vendors and other receivable- related parties	232,922	222,529
Inventories, net	724,791	760,610
Deposit to vendor -related party	-	2,113,331
Other current assets	486,513	237,266
Total current assets	9,932,284	8,775,183
Noncurrent assets:
Plant and equipment, net	9,862,914	9,061,473
Intangible assets, net	1,902,930	2,001,113
Total assets	$21,698,128	$19,837,769

LIABILITIES
Current liabilities:
Borrowings	$4,766,482	$3,434,980
Borrowings– related parties	178,797	183,881
Accounts payables	7,374,250	5,789,650
Accounts payables – related parties	7,187,767	7,253,516
Other payables - related parties	3,769,934	2,684,029
Advances from customers	344,271	354,059
Other current liabilities	574,183	375,213
Total current liabilities	24,195,684	20,075,328

Noncurrent liabilities:
Long-term borrowing	-	20,546

Total liabilities	24,195,684	20,095,874

Commitment and Contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock: 40,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: 100,000,000 shares authorized, 41,109,458 shares and 41,109,458 shares issued and outstanding as of December 31, 2024 and 2023	41,110	41,110
Additional paid-in capital	2,799,035	2,799,035
Accumulated deficit	(5,421,529)	(3,217,901)
Accumulated other comprehensive income	83,828	119,651
Total stockholders’ (deficit) equity	(2,497,556)	(258,105)
Total liabilities and stockholders’ equity	$21,698,128	$19,837,769

The accompanying notes are an integral part of these financial statements

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	For the years ended December 31
	2024	2023

Sales	$5,245	$1,396,152
Sales-related party	6,924,461	8,593,998
Total	6,929,706	9,990,150

Cost of sales-production	6,922,148	10,061,164
Cost of OEM	22,776	-
Loss on factory relocation	359,015	284,987
Loss on idle capacity	365,310	-
Total cost of sales	7,669,249	10,346,151
Gross loss	(739,543)	(356,001)

Operating Expenses
Selling expenses	20,426	86,751
General & administrative expenses	1,040,431	710,457
Total operation expenses	1,060,857	797,208
Loss from operation	(1,800,400)	(1,153,209)

Other income (expenses):
Interest expenses	(356,438)	(237,581)
Other income (expenses)	(55,399)	8,713
Total expenses, net	(411,837)	(228,868)

Net loss before income taxes	$(2,212,237)	(1,382,077)
Income tax (benefit) expenses	(8,609)	16,067
Net loss	$(2,203,628)	(1,398,144)

Foreign currency translation, net of tax	(35,823)	(82,832)
Comprehensive loss	(2,239,451)	(1,480,976)

Earnings per share
Basic and diluted loss per share	$(0.05)	$(0.03)
Weighted average common shares outstanding	41,109,458	41,014,936

The accompanying notes are an integral part of these financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stocks		Common Stocks		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	(Deficit)
Balance at December 31, 2022	-	$-	40,976,458	$40,977	$2,400,168	$(1,819,757)	$202,483	$823,871
Issue of Shares			133,000	133	398,867	-	-	399,000
Net loss	-	-	-	-	-	(1,398,144)	-	(1,398,144)
Foreign currency translation, net tax	-	-	-	-	-	-	(82,832)	(82,832)
Balance at December 31, 2023			41,109,458	$41,110	2,799,035	$(3,217,901)	$119,651	$(258,105)
Issue of Shares						-	-
Net loss	-	-	-	-	-	(2,203,628)	-	(2,203,628)
Foreign currency translation, net tax	-	-	-	-	-	-	(35,823)	(35,823)
Balance at December 31, 2024			41,109,458	$41,110	2,799,035	$(5,421,529)	$83,828	$(2,497,556)

The accompanying notes are an integral part of these financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31
	2024	2023

Cash flow from operating activities
Net loss	(2,203,628)	(1,398,144)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	729,348	599,436
Changes in operating assets and liabilities:
Accounts receivables	(5,927)	(130,624)
Accounts receivables – related parties	(3,277,122)	(677,340)
Advances to vendors - related parties	6,217	(241,111)
Advance to vendors	2,024,231	62,558
Other current assets	(15,984)	(41,946)
Inventories	15,006	541,672
Notes payable	-	(1,279,128)
Accounts payables	1,769,873	2,705,565
Accounts payables - related parties	136,726	(71,998)
Advances from customers	-	147,438
Retainage payable	-	(37,172)
Other current liabilities	212,051	(263,284)
Net cash used in operating activities	(609,209)	(84,078)

Cash flow from investing activities
Loan receivable	(194,563)	-
Purchase of equipment and factory construction	(1,753,020)	(3,017,818)
Net cash used in investing activities	(1,947,583)	(3,017,818)

Cash flow from financing activities
Share issuances for cash	-	399,000
Proceeds from to related parties	1,100,197	318,471
Repayments of borrowings-related parties	-	(28,263)
New borrowings	6,073,156	7,150,529
Repayments of borrowings	(4,646,343)	(6,028,058)
Net cash provided by financing activities	2,527,010	1,811,679

Effect of exchange rate changes	368	(31,875)
Decrease in cash	(29,414)	(1,322,092)
Cash and restricted cash, beginning	41,687	1,363,779
Cash and restricted cash, ending	$12,273	$41,687

Supplemental disclosures of cash flow
Interest paid	$260,044	$207,078
Income taxes paid	$19,646	$106,101
Noncash investing and financing activities
Construction in progress additions	$-	$2,917,906

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

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate the continuation of the Company as a going concern. The Company currently has an accumulated deficit of $(5,421,529) as of December 31, 2024. The Company has negative working capital of $(14,263,400) as of December 31, 2024. The Company has not established a stabilized source of gross profit sufficient to cover operating costs over a reasonable period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. However, Rubber Leaf Sealing Products (Zhejiang) Co., Ltd. (RLSP) currently has access to an unused loan facility of RMB 26 million (about USD $3.6 million) from the Ningbo High-Tech Branch of the Industrial and Commercial Bank of China. However, due to an ongoing account freeze resulting from litigation with Ningbo Rongsen, RLSP has not yet opted to utilize this facility. Our legal counsel is in the process of preparing an appeal to the Zhejiang Provincial High Court. Once the appeal is filed, all current enforcement actions, including the account freeze, will be suspended, allowing the company to resume normal operations. Our lawyers remain highly confident in achieving a favorable resolution. The RMB 26 million (about USD $3.6 million) loan ensures adequate cash flow to facilitate RLSP’s return to full-scale production, effectively addressing any liquidity concerns. If necessary, management intends to utilize this credit facility to meet financial obligations, thereby mitigating any potential impact on business continuity. Management also anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements. With respect to the audited financial statements as of and for the year ended December 31, 2024, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash and cash equivalents and accounts receivable. As of December 31, 2024 and 2023, $Nil and $Nil of the Company’s cash and restricted cash held by financial institutions were uninsured, respectively.

Major customers

For the years ended December 31, 2024 and 2023, the Company’s revenues from two major customers accounted more than 10% of the total revenue were as following:

	Year ended December 31, 2024		As of December 31, 2024		Year ended December 31, 2023		As of December 31, 2023
	Amount	% of Total Revenue	Accounts Receivable	% of Total Accounts Receivable	Amount	% of Total Revenue	Accounts Receivable	% of Total Accounts Receivable
Customer A	$-	-%	-	-%	$1,280,555	13%	$-	-%
Customer B	$6,924,461	100%	$8,295,591	100%	$8,593,998	86%	$5,209,169	100%

●	Customer A: eGT New Energy Automotive Co., Ltd. (“eGT”), an unrelated party.
●	Customer B: Shanghai Xinsen Import & Export Co., Ltd (“Shanghai Xinsen”), a related party that sells RLSP’s products to Shanghai Hongyang Sealing Co., Ltd. (“Shanghai Hongyang”) and Wuhu Huichi Auto Parts Co., Ltd. (“Wuhu Huichi”), two unrelated parties of RLSP and the Company, and certified first-tier suppliers of Auto Manufacturers. Shanghai Xinsen also charges an OEM processing fee to Zhejiang Xiangjin Autoparts Co., Ltd. (“Xiangjin”) for orders that are outsourced to us.

Major vendors

For the years ended December 31, 2024 and 2023, the Company made purchases from the major vendors accounted more than 10% of the total purchases were as following:

	Year ended December 31, 2024		As of December 31, 2024		Year ended December 31, 2023		As of December 31, 2023
	Amount	% of Total Purchase	Accounts payable	% of Total Accounts Payable	Amount	% of Total Purchase	Accounts payable	% of Total Accounts Payable
Vendor A	$6,913,738	100%	$5,873,177	82%	$8,552,684	100%	$2,871,033	40%
Vendor B	$-	-%	$1,296,721	18%	$-	-%	$4,364,105	60%

●	Vendor A: Shanghai Haozong Rubber & Plastic Technology Co., Ltd. (“Shanghai Haozong”), a related party.
●	Vendor B: Shanghai Huaxin Economic and Trade Co., Ltd. (“Shanghai Huaxin”), a related party, purchase amounts and accounts payable balances include retainage payables.

Accounts Receivable

Accounts receivables are reported at their net realizable value. Any value adjustments are booked directly against the relevant receivable. We have standard payment terms that generally require payment within approximately 30 to 60 days. Management performs ongoing credit evaluations of its customers. An allowance for potentially uncollectible accounts is provided based on history, economic conditions, and composition of the accounts receivable aging. As of December 31, 2024 and 2023 no credit risk identified and no allowance for doubtful accounts.

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

For the years ended December 31, 2024 and 2023, the Company determined there was no impairment of the long-lived assets.

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

Value added tax

The Company is subject to value added tax (“VAT”). The applicable VAT rate is 13% for products sold in the PRC for the years of 2024 and 2023 The amount of VAT liability is determined by applying the applicable tax rate to the amount of goods sold (output VAT) less VAT accrued on purchases made with the relevant supporting invoices (input VAT). Sales and purchases are recorded net of VAT (the amount of VAT is excluded from revenues and costs) collected and paid as the Company acts as an agent for the government.

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

The Company does not have any potentially dilutive instruments as of December 31, 2024 and 2023, and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2024 and 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalent, restricted cash, accounts receivables, advances to vendors, inventories, other current assets, accounts payables, advances from customers and other current liabilities. For short term borrowings and notes payable, the Company concluded the carrying values are a reasonable estimate of fair values because of the short period of time between the origination and repayment and as their stated interest rates approximate current rates available.

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

Loss on Idle Capacity

The Company accounts for the amount as the Company experienced production slowdowns, leading to underutilization of manufacturing facilities utilities and maintenance of underutilized equipment Salaries and benefits of indirect manufacturing personnel. Management continues to monitor capacity utilization and evaluate cost optimization strategies to mitigate the impact of idle capacity on financial performance.

Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) in accordance with ASC 220, Income Statement-Reporting Comprehensive Income (ASC 220). Under ASC 220, the Company is required to report comprehensive income (loss), which includes net income (loss) as well as other comprehensive income (loss). The only significant component of accumulated other comprehensive income (loss) as of December 31, 2024 and 2023 is the currency translation adjustment.

Segment Information

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the executive team, which is comprised of the chief executive officer and the chief financial officer. Based on the financial information presented to and reviewed by the chief operating decision maker in deciding how to allocate the resources and in assessing the performance, the Company has determined that it has two operating and reporting segments based on sales channels – direct supply and indirect supply as of December 31, 2024 and 2023

Recent Accounting Standard Adopted

In September 2022, the FASB issued ASU 2022-04, “Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” which requires that an entity that uses a supplier finance program in connection with the purchase of goods or services disclose information about the program’s nature, activity during the period, changes from period to period, and potential magnitude. The Company adopted this standard for annual periods on a retrospective basis beginning January 1, 2023. The Company also adopted the amendment on rollforward information, which became effective prospectively for annual periods beginning January 1, 2024. The adoption of this guidance modified the Company’s disclosures and will modify its annual disclosures for the rollforward information in 2024, but did not have an impact on its financial position and results of operations.

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

Note 4 - Inventories, net

Inventories consisted of raw rubber materials, finished goods of rubber products and others, and are stated at the lower of cost or net realizable value. As of December 31, 2024 and December 31, 2023, inventories consisted of the following:

	December 31, 2024	December 31, 2023

Raw materials	$11,476	$12,761
Finished goods, net	713,315	747,849
Total	724,791	760,610

Note 5 - Plant and equipment, net

	December 31,	December 31,
	2024	2023

Equipment and machinery	$5,318,472	$5,469,683
Factory and Building	6,991,743	5,455,619
Furniture and office equipment	4,140	4,257
Auto vehicles	22,991	23,645
Leasehold improvement	156,490	118,673
Minus: Accumulated depreciation and amortization	(2,630,922)	(2,010,404)
Property plant and equipment, net	$9,862,914	$9,061,473

Upon obtained the right use of land, RLSP started to build the manufacture plant on the land. The Company capitalized the cost in related to the construction, including the interests related to the borrowings, the utilities occurred in the construction, the amortization of land use of right.

On August 5, 2022, RLSP and Ningbo Rongsen Construction Co., Ltd. (“Ningbo Rongsen”) entered into a Construction Engineering Contract, agreeing on a project cost of $4,931,105 (RMB 35 million). The project was completed on October 25, 2023. Following the issuance of the construction fire protection acceptance by the local government, the total construction cost of $5,221,922 (RMB 37,064,159) was assessed and recorded under “Factory and Building” in plant and equipment on December 25, 2023. However, according to a civil judgment issued by the Ningbo Intermediate People’s Court on December 30, 2024, the final contract price for the project was determined to be $6,764,506 (RMB 49,378,191.44). The difference of $1,686,946 (RMB 12,314,032) between the assessed amount and the final settlement was subsequently transferred to plant and equipment. Please refer to Note 11 for commitment and contingencies.

For the equipment used for manufacturing, the depreciation expense is included as part of manufacturing overhead, while the equipment used for general administrative are included in selling, general and administrative expense on the statements of operations.

For the years ended December 31, 2024 and 2023, the depreciation and amortization expenses were $685,867 and $556,530, respectively.

Note 6 – Intangible asset, net

On October 21, 2020, RLSP purchased land use rights, for 50 years useful life, located in Chunhun Street, in Fenghua city, Zhejiang Province, for a total purchase price of $2,064,554 (RMB 13,729,900 at exchange rate of 0.1504), the information of the land use rights is as followed:

Intangible asset, net consists of the following:

	December 31,	December 31,
	2024	2023

Land use rights	$2,079,704	$2,138,833
Less: Accumulated amortization	(176,774)	(137,720)
Intangible asset, net	1,902,930	2,001,113

For the years ended December 31, 2024 the amortization of land use rights was $43,481. For the years ended December 31 2023, $42,906 amortization of land use rights were capitalized under CIP, respectively.

Note 7 – Borrowings

On April 30, 2021, RLSP borrowed $774,401 (RMB 5 million) short-term loan from an unrelated entity guaranteed by an individual person. The loan has a monthly interest rate of 1% with the due date on June 15, 2021. Pursuant to the loan agreement, the interest rate will increase to 2% monthly if RLSP is in default of loan terms and the lender may further obtain 5% of RLSP’s ownership. On November 10, 2021, RLSP extended the maturity date of the loan till April 30, 2022 with the other loan terms remain the same and the two parties have verbally agreed to extend the due date to December 31, 2023. On June 12, 2023, a supplemental agreement entered, pursuant to which, the loans are due on demand, with the other loan terms remain the same. As of December 31, 2024 and 2023, the loan balance were $260,288 (RMB 1.9 million) and $267,689 (RMB 1.9 million), respectively.

On September 1, 2021, RLSP borrowed $154,832 (RMB 1 million) short-term loan from an unrelated individual. The loan has annual interest rate of 13% with due date on August 31, 2022. RLSP has had several round financing transactions with the individual since then. As of December 31, 2024 and 2023, the individual loan balances were $36,303 (RMB 0.26 million) and $67,627 (RMB 0.48 million) respectively. RMB265,000 out of $36,303 loan balance has no maturity date. The Company may repay the loan anytime and no interest further on.

On September 1, 2021, RLSP borrowed $247,732 (RMB 1.6 million) short-term loan from an officer of RLSP. The loan has an annual interest rate of 8% with due date on August 31, 2022. RLSP borrowed $152,359 and $Nil during 2023 and 2022, and repaid $28,263 and $69,256 back during 2023 and 2022, respectively. As of December 31, 2024 and 2023, the loan balances were $178,797 (RMB 1.3 million) and $183,881 (RMB 1.3 million), respectively. The loan was extended to December 31, 2023 on March 11, 2023 and the officer has waived loan interest since September 2022. On September 1, 2023, a supplemental agreement entered, pursuant to which, the loans are due on demand, with the other loan terms remain the same.

On November 30, 2021, RLSP borrowed $314,857 (RMB 2 million) mortgage loan from Zhejiang Yongyin Financial leasing Co., Ltd, a subsidiary of Ningbo Fenghua Rural Commercial Bank Co., Ltd, pledged with machinery and equipment RLSP purchased and fully paid with the market value of approximately RMB 2.3 million. The loan has two-year term with due date on November 19, 2023. The loan balances were $79,239 and $288,348 as of December 31, 2024 and 2023, respectively. RLSP entered a loan extension agreement with Zhejiang Yongyin Financial Leasing Co., Ltd on March 17, 2025, and will repay the loan by May 31st, 2025.

On November 18, 2022, RLSP entered a one-year bank loan of $1,884,823 (RMB 13 million) with Fenghua Chunhu branch, Bank of Ningbo. with the annual interest rate of 4.5%. The collateral pledged for the loan was the land use right with appraisal value of $3.44 million (approximately RMB 23.69 million). The loan was extended to September 30, 2023 on September 22, 2023. On September 21, 2023 RLSP entered a three-month bank loan of $1,837,092 (RMB$13 million) with the same bank branch and fully paid back before December 31, 2023. On December 25, 2023, RLSP borrowed $1,837,092 (RMB 13 million) with due date on December 31, 2023. On March 27, 2024, RBLF fully paid back the loan. The loan balances were $Nil and $1,831,553 as of December 31, 2024 and 2023, respectively.

On September 14, 2023, RLSP borrowed $2,054,513 (RMB 15 million) a short-term loan from unrelated individual for temporarily fund shortage. The loan bears 2.5% monthly interest rate and has its maturity date of November 30, 2023. RLSP repaid back $1,780,578 (RMB 13 million out of RMB15 million) during September 2023. RLSP paid back $207,920 (RMB 1.5 million) for nine months ended September 30, 2024. There is no maturity date with balance of $68,497 (RMB 0.5 million) and $281,777 (RMB 2 million) as of December 31, 2024 and 2023. After negotiation with the unrelated individual, RLSP extends the timeline to pay off the remaining loans from May 2024 to July 2025.

On October 20 and October 30, 2023, RLSP borrowed $365,245 (RMB 2.6 million) and $353,287 (RMB 2.5 million) short-term loans with a monthly interest rate of 3% from an unrelated individual. On January 16, 2024, RLSP borrowed additional $27,826 (RMB 0.2 million) with a same interest rate of 3% in month, and paid back $519,801 (RMB 3.75 million) in April 2024. The total loan balance was $212,340 (RMB 1.55 million) and $718,532 (RMB 5.1 million) as of December 31, 2024 and 2023. After negotiation with the unrelated individual, RLSP extended the timeline to pay off the remaining loans from May 2024 to May 2025.

On March 27, 2024, RLSP borrowed $1,878,235 (RMB 13.5 million) a short-term loan from unrelated individual for temporarily fund shortage. The loan bears 1.2% daily interest rate and on March 29,2024, the loan was partially paid in the amount of $1,252,156 (RMB 9 million) and the remaining $623,761 (RMB 4.5 million) was fully paid off in April 2, 2024, with $Nil outstanding balance as of December 31, 2024.

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

Subsequently, on March 28, 2024 and April 2, 2024, RLSP obtained a one-year bank loan of $1,391,285 (RMB 10 million) and $2,772,272 RMB(20 million) from the Industrial and Commercial Bank of China, Ningbo National Gaoxin Branch, at an annual interest rate of 3.55%. This loan was drawn from the approved LOC. As of December 31, 2024, the outstanding balance of this loan amounted to $4,109,814 (RMB 30 million).

Interest expense primarily consists of the interest incurred on the bank loans, commercial & individual loans and minor bank service charges. For years ended December 31, 2024 and 2023, the Company recorded the interest expense of $356,438 and $237,581, respectively.

Note 8 - Other Current Liabilities

As of December 31, 2024 and 2023, the components of other current liabilities included the followings:

	December 31,	December 31,
	2024	2023

Employee compensation and benefits	$113,099	$35,630
Tax payable	220,796	192,518
Interest expense	100,376	15,637
Deferred production molds	-	23,465
Other Payables	139,912	107,964
Other current liability, net	574,183	375,213

Note 9 – Related Party Transactions

Purchase

In order to reduce the purchase cost and enhance the purchase power, the Company purchases the main raw materials from Yongliansen Import and Export Trading Company (“Yongliansen”) and Shanghai Haozong Rubber & Plastic Technology Co., Ltd. (“Shanghai Haozong”), and also purchases equipment and rubber products under indirect supply model from Shanghai Huaxin Economic and Trade Co., Ltd. (“Shanghai Huaxin”) during the year ended December 31, 2024 and 2023. The Company’s founder holds minor equity interests of the three suppliers directly or indirectly and one of the Company directors, Mr. Jun Tong holds 30% ownership of Shanghai Haozong.

For the years ended December 31, 2024 and 2023, RLSP purchased raw materials from Yongliansen in the total amount of $Nil and $438,230, respectively. As of December 31, 2024 and 2023, RLSP advanced Yongliansen $230,204 and $219,734 respectively, mainly for raw material purchases. On November 30, 2020, RLSP advanced RMB 15 million or $2,054,907 as a deposit (the “Deposit”) to Yongliansen in order to lock-down our premium customer position among all customers of Yongliansen and maintain a long-term business relationship. The Deposit bears no interest and is due on demand. Due to less procurement of raw materials made from Yongliansen in 2022, RLSP requested Yongliansen to refund the Deposit, and Yongliansen agreed to fully refund RLSP by December 31, 2022. On December 15, 2022, RLSP and Yongliansen entered into a Payment Agreement, among which Yongliansen requested to extend the repayment date of the Deposit to April 30th, 2024, and RLSP has agreed to grant such extension request. Yongliansen, and Shanghai Huaxin signed a Tripartite Payment Agreement (the “TPA”) on May 6, 2024. Under the terms of the TPA, RLSP, Yongliansen, and Shanghai Huaxin (“Vendor B”) have agreed that the advance of $2,054,907 or RMB 15 million from RLSP to Yongliansen will be directly remitted from Yongliansen to Shanghai Huaxin. This remittance serves as payment to settle the payable amount owed to Shanghai Huaxin by RLSP. In May 2024, the RMB 15 million or $2,054,907 has been offset with the balance due to Shanghai Huaxin, with $Nil deposit to vendor as of December 31, 2024.

For the years ended December 31, 2024 and 2023, RLSP purchased $6,913,738 and $8,552,684 rubber products from Shanghai Haozong (“Vendor A”), respectively. As of December 31, 2024 and 2023, $5,873,177 and $2,871,033 accounts payable due to Shanghai Haozong, respectively.

For the years ended December 31, 2024 and 2023, RLSP purchased $Nil and $Nil rubber products and equipment from Shanghai Huaxin (“Vendor B”), respectively. On December 25, 2021, RLSP signed a Payment Extension Agreement with Shanghai Huaxin regarding outstanding account payable balance, which was amended on August 14, 2022. Under the amended Payment Extension Agreement, RLSP and Shanghai Huaxin both agreed that the $6,835,124 accounts payable as of June 30, 2022 shall be paid based on the agreed-upon payment schedule, of which $746,480 accounts payable should be paid before December 31, 2022. During the years ended December 31, 2023 the, Company has paid $628,003 (RMB4,440,000). The remaining balance of $4,595,380 shall be paid by the end of April 30, 2024 per the Payment Extension Agreement. According to the Tripartite Payment Agreement (the “TPA”) entered on May 6, 2024, the deposit to Yongliansen of RMB 15 million or $2,054,907 has been offset with the balance due to Shanghai Huaxin, for year ended December 31, 2024. As of December 31, 2024 and 2023, $1,296,721 and $4,364,105 accounts payable due to Shanghai Huaxin, respectively.

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

RLSP held advances from Hangzhou Xinsen in the amounts of $17,870 and $18,378 as of December 31, 2024 and 2023, respectively.

For the years ended December 31, 2024 and 2023, RLSP had indirect sales through Shanghai Xinsen that were sold to two certified first-tier suppliers of the Auto Manufacturers $6,914,900 and $8,593,998 respectively.

As of December 31, 2024 and 2023, the accounts receivable due from Shanghai Xinsen were $8,295,591 and $5,209,169 respectively, arising from normal business transactions. Since the end of 2021, Shanghai Xinsen received some payments from their customers in the form of bank notes with expiration period between three to six months. However, RLSP does not accept bank notes as payments and agreed to temporarily extend the payment terms to four months from two months after negotiated with Shanghai Xinsen. Due to a 2024 construction-related lawsuit with Ningbo Rongsen that led to the freezing of our accounts, the collection of this receivable has been mutually deferred until the account freeze is lifted, which is expected no later than May 2025.

We assess the risk of this receivable becoming a bad debt as low, as the delay is due to temporary operational constraints rather than Shanghai Xinsen’s creditworthiness or unwillingness to pay. Management remains confident in the full recovery of this amount upon resolution of the legal matter, supported by Shanghai Xinsen’s stable financial position and ongoing communication. As a result, no bad debt provision is deemed necessary at this time.

Sales under OEM Supply Model

Starting in October 2024, the Company established an OEM supply model in collaboration with Shanghai Xinsen. Under this arrangement, Shanghai Xinsen receives OEM manufacturing orders from customers and outsources them to us. We provide the necessary labor and equipment to process raw materials into finished products. In return, we charge Shanghai Xinsen a processing fee, calculated based on the cost per individual part and settled on a monthly basis. For the year ended December 31, 2024, RLSP’s OEM supply sales through Shanghai Xinsen totaled $9,561.

Others

As of December 31, 2024 and 2023, our CEO Mrs. Xingxiu Hua and CFO Mr. Hua Wang funded the Company and RLSP in the total amounts of $3,762,422 and $2,684,029 for its daily operation, respectively. The payable amounts bear no interest rate and due on demand. During the years ended December 31, 2024 and 2023, the Company contributed $130,000 and $125,000 capital, respectively, to RLSP and reduced the unpaid registered capital of RLSP to $17,535,207 (RMB128 million) in China. The cash payments were approved by Agricultural Bank of China, Fenghua Branch, which is authorized by the State Administration of Foreign Exchange (the “SAFE”).

Note 10 – Shareholders’ Equity

RLSP was established on July 8, 2019 with registered capital of $20 million. As of December 31, 2024 and 2023, $2,360,915 and $2,230,915cash has been transferred from the Company to RLSP as capital contribution, respectively.

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

Note 11 - Commitment and contingencies

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

In March, 2024, RLSP filed a complaint against Ningbo Rongsen Construction Co., Ltd (“Ningbo Rongsen”) with the Ningbo Fenghua District People’s Court of China, challenging the overvalued construction costs of our newly constructed factory. The case has been filed with the case number being (2024) Zhejiang 0213 Minchu No. 2289.

Concurrently with the RLSP filing mentioned above, Zhejiang Fengrong Construction Co., Ltd. (a.k.a Ningbo Rongsen) also filed a complaint against RLSP with the Ningbo Fenghua District People’s Court demanding RLSP to pay full construction costs, overdue penalty, attorney fees and other costs totaling US$7,163,361 (RMB50,844,103.89). The Ningbo Fenghua District People’s Court accepted the case filing. Ningbo Rongsen claimed that RLSP shall pay in accordance with the Settlement Payment Agreement and RLSP shall be responsible for the late payment.

On December 30, 2024, Ningbo Intermediate People’s Court made a final ruling concerning the above dispute, ordering RLSP to pay 1) US$6,956,830.46 (RMB49,378,191.44); and 2) late payment interests incurring from March 1, 2024 to the date of full payment at an interest rate of 1% per month; and 3) other expenses of US$4,226 (RMB30,000). RLSP has decided to initiate the re-trial proceeding and will file the application with Zhejiang High People’s Court of China within the statutory 6-month period upon the final ruling.

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

In August 2024, Wuhan Economic and Technological Development Zone People’s Court accepted a case initiated by eGT against RLSP for refunding of part of the prepayment at US$1,063,316 (RMB7,547,203.80). RLSP argued eGT and RLSP started a business collaboration from September 2019 and signed around 29 advance payment agreements. The contract payment model was changed to a post-payment structure in June 2022. Since then, RLSP has continued to supply goods, which have not been fully settled. RLSP seeks full settlement of all outstanding amount receivable, including such outstanding amount for the transactions after June 2022, while eGT insisted that the prepayment shall not cover such purchases after June 2022. On November 4, 2024, Wuhan Economic and Technological Development Zone People’s Court ruled that RLSP shall refund eGT US$1,045,196 (RMB7,418,594.09) plus late payment interest incurring from August 2, 2024 at the rate of 3.35% per annum and RLSP shall claim any outstanding amount receivable through a separate lawsuit. An appeal has been filed by RLSP and the case is currently under review by Wuhan Intermediate People’s Court of China.

Our management maintains confidence in our legal standing and is actively pursuing a resolution that will be beneficial to us. As legal proceedings are subject to inherent uncertainties, we cannot predict the outcome of this matter at the time of filing this Annual Report.

Note 12 - Income Taxes

The Company, RLI is a Nevada company and subject to the United States federal income tax at a tax rate of 21%. The Company’s subsidiary, RLSP, is incorporated in the PRC and are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes (“EIT”) is generally imposed at 25%.

For the years ended December 31, 2024 and 2023 the provision for income taxes was $(8,609) and $16,067, respectively. As of December 31, 2024 and December 31, 2023, the income tax payables were $220,796 and $192,518, respectively.

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023

U.S. federal income tax rate	21.0%	21.0%
Tax rate difference	4.0%	4.0%
Nontaxable items	-%	-%
GILTI tax	-%	-%
Others	0.4%	(1.2)%
Valuation allowance	(25.0)%	(25.0)%
Effective tax rate	0.4%	(1.2)%

For U.S. income tax purposes, the Company has no cumulative undistributed earnings of foreign subsidiary as of December 31, 2024 after acquired RLSP on May 27, 2021. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the years ended December 31, 2024 and 2023, no GILTI tax expense was incurred.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of December 31, 2024.

Note 13 - Segment Reporting

We realize revenue primarily through the sale of synthetic rubber, rubber compound, car window seals, auto parts with two sales channels. The Company managed and reviewed its business as two operating and reporting segments: direct supply and indirect supply models.

The business line distribution of the Company’s information as of and for the years ended December 31, 2024 and 2023, as following:

	For the years ended December 31
	2024	2023

Revenue:
Direct supply model	$-	$1,280,555
Indirect supply model	6,914,900	8,709,595
OEM supply model	14,806	-
Total	6,929,706	9,990,150

Gross profit:
Direct supply model	-%	23%
Indirect supply model	(1)%	(4)%
OEM supply model	(54)%	-%
Total	(11)%	(4)%

Loss from operations:
Direct supply model	(444,696)	(145,276)
Indirect supply model	(71,975)	(450,600)
OEM supply model	(23,475)	-
Corporate	(1,260,254)	(557,333)

Net loss before tax
Direct supply model	(856,534)	(374,144)
Indirect supply model	(71,975)	(450,600)
OEM supply model	(23,475)	-
Corporate	(1,215,644)	(557,333)

	December 31,	December 31,
	2024	2023

Reportable assets
Direct supply model	$10,699,826	$10,930,729
Indirect supply model	8,863,009	6,837,818
Corporate	2,135,293	2,069,222
Total	21,698,128	19,837,769

All long-term assets are managed under direct supply model by the chief operating decision maker.

Note 14 - Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. Based on our evaluation, no other event has occurred requiring adjustment or disclosure, except the following:

Mortgage loan from Zhejiang Yongyin Financial Leasing Co., Ltd., a subsidiary of Ningbo Fenghua Rural Commercial Bank Co., Ltd., is originally due in January and February 2025. RLSP entered a loan extension agreement with Zhejiang Yongyin Financial Leasing Co., Ltd on March 17, 2025, and will repay the loan by May 31st, 2025. Loan drawn from the approved line of credit (LOC) with Industrial and Commercial Bank of China, Ningbo National Gaoxin Branch, totaling $7.75 million (RMB 56 million), is due in March and April 2025

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

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

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and President and Chief Financial Officer have concluded that there were significant deficiency in our internal controls over Financial reporting as of December 31, 2024 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The material weakness in our controls and procedure were lack of GAAP knowledge and segregation duties. Management does not believe that any of these material weaknesses materially affected the results and accuracy of its consolidated financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2024. We believe that internal controls over financial reporting as set forth above shows material weaknesses and are not effective. We have identified material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information regarding the members of our Board and our executive officers:

Name	Age	Position	Year Commenced
Xingxiu Hua	55	President, Chief Executive Officer & Chairperson of the Board	2021
Hua Wang	34	Chief Financial Officer, Secretary and Director	2021
Jun Tong	55	Director	2021
Jiangwei Yan	63	Director	2023
Wei Xu	57	Director	2023
Rong Yu	55	Director	2023
Yifeng Xu	47	Director	2023

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

Insider Trading Policy

All officers, directors and employees of, and consultants and contractors to, us or any of our subsidiaries are subject to our Insider Trading Policy. The Insider Trading Policy prohibits the unauthorized disclosure of any nonpublic information acquired in the workplace and the misuse of material nonpublic information in the trading of our securities. To ensure compliance with the Insider Trading Policy and applicable federal and state securities laws, all officers, directors and employees of, and consultants and contractors to, us or any of our subsidiaries must refrain from the sale or purchase of our securities except in specific designated trading windows or pursuant to 10b5-1 trading plans that were preapproved. Even during a trading window period, certain insiders, including our named executive officers and directors, must comply with our designated pre-clearance policy prior to trading in our securities. As of March 18, 2025, we have not adopted any trading plans or non-Rule 10b5-1 trading arrangements for any officers or directors.

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

Meetings of the Board of Directors

During our fiscal year ended December 31, 2024, the Board met from time to time informally and acted by written consent on numerous occasions.

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

Item 11. Executive Compensation

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2024 and 2023. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and principal position	Year ended December 31st	Salary ($)	Stock Compensation ($)	Total ($)
Xingxiu Hua, President, Chief Executive Officer and Director	2024	$16,677	$-	$16,677
	2023	$16,730	$-	$16,730
Hua Wang, Chief Financial Officer, Secretary and Director	2024	$8,338	$-	$8,338
	2023	$25,095	$-	$25,095

Equity Awards

We did not grant any equity awards to our officers or directors for the fiscal year ended December 31, 2024 and there are no option awards or stock awards outstanding at December 31, 2024.

Employment Agreements

We do not have any employment or consulting agreements with our officers or directors.

Stock Incentive Plan

Overview

On September 6, 2021, the Board and majority stockholder adopted the Rubber Leaf Inc 2021 Equity Incentive Plan (the “Plan”). The Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) nonstatutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards and (vi) other stock awards. The Plan is intended to help us secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for our success and any of our affiliates and provide a means by which the eligible recipients may benefit from increases in value of the common stock. The Board reserved 5,000,000 shares of common stock issuable upon the grant of awards under the Plan. As of the date of this Annual Report, a total of 95,900 shares of common stock have been issued to our employees and one director under the Plan.

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

Director Compensation

The following table provides information regarding the total compensation that was earned by or paid to each person who served as our directors during the year ended December 31, 2024. Ms. Xingxiu Hua and Mr. Hua Wang are not included in the table below as their compensation information are provided in the “Summary Compensation Table” above.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table sets forth information as of March 20, 2025 regarding the beneficial ownership of the Company’s common stock by each of its executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock after giving effect to any exercise of warrants or options held by that person. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of Qixing Road, Weng’ao Industrial Zone, Chunhu Subdistrict, Fenghua District Ningbo, Zhejiang, China.

Name of Beneficial Owner	Position	Amount of Shares Beneficial Owned	Percent of class (1)
Xingxiu Hua	President, Chief Executive Officer and Chairperson	36,272,184	88.23%
Hua Wang	Chief Financial Officer, Secretary and Director	2,301,866	5.60%
Jun Tong	Chief Marketing Officer, Chief Technology Officer, Director	60,000	*
Jiangwei Yan	Director	-	-
Wei Xu	Director	-	-
Rong Yu	Director	-	-
Yifeng Xu	Director	-	-
Officers and Directors as a Group (total of 7 persons)		38,634,050	93.83%

*	Less than 1%
(1)	Based upon 41,109,458 shares outstanding as of March 20, 2025.
(2)	Under the Company’s 2021 Equity Incentive Plan, the Board has issued 60,000 common shares of the Company to Mr. Jun Tong on September 28, 2021.

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

Item 13. Certain Relationships and Related Transactions

Purchase

In order to reduce the purchase cost and enhance the purchase power, the Company purchases the main raw materials from Yongliansen Import and Export Trading Company (“Yongliansen”) and Shanghai Haozong Rubber & Plastic Technology Co., Ltd. (“Shanghai Haozong”), and also purchases equipment and rubber products under indirect supply model from Shanghai Huaxin Economic and Trade Co., Ltd. (“Shanghai Huaxin”) during the year ended December 31, 2024 and 2023. The Company’s founder holds minor equity interests of the three suppliers directly or indirectly and one of the Company directors, Mr. Jun Tong holds 30% ownership of Shanghai Haozong.

For the years ended December 31, 2024 and 2023, RLSP purchased raw materials from Yongliansen in the total amount of $Nil and $438,230, respectively. As of December 31, 2024 and 2023, RLSP advanced Yongliansen $230,204 and $219,734 respectively, mainly for raw material purchases. On November 30, 2020, RLSP advanced RMB 15 million or $2,054,907 as a deposit (the “Deposit”) to Yongliansen in order to lock-down our premium customer position among all customers of Yongliansen and maintain a long-term business relationship. The Deposit bears no interest and is due on demand. Due to less procurement of raw materials made from Yongliansen in 2022, RLSP requested Yongliansen to refund the Deposit, and Yongliansen agreed to fully refund RLSP by December 31, 2022. On December 15, 2022, RLSP and Yongliansen entered into a Payment Agreement, among which Yongliansen requested to extend the repayment date of the Deposit to April 30th, 2024, and RLSP has agreed to grant such extension request. Yongliansen, and Shanghai Huaxin signed a Tripartite Payment Agreement (the “TPA”) on May 6, 2024. Under the terms of the TPA, RLSP, Yongliansen, and Shanghai Huaxin (“Vendor B”) have agreed that the advance of $2,054,907 or RMB 15 million from RLSP to Yongliansen will be directly remitted from Yongliansen to Shanghai Huaxin. This remittance serves as payment to settle the payable amount owed to Shanghai Huaxin by RLSP. In May 2024, the RMB 15 million or $2,054,907 has been offset with the balance due to Shanghai Huaxin, with $Nil deposit to vendor as of December 31, 2024.

For the years ended December 31, 2024 and 2023, RLSP purchased $6,913,738 and $8,552,684 rubber products from Shanghai Haozong (“Vendor A”), respectively. As of December 31, 2024 and 2023, $5,873,177 and $2,871,033 accounts payable due to Shanghai Haozong, respectively.

For the years ended December 31, 2024 and 2023, RLSP purchased $Nil and $Nil rubber products and equipment from Shanghai Huaxin (“Vendor B”), respectively. On December 25, 2021, RLSP signed a Payment Extension Agreement with Shanghai Huaxin regarding outstanding account payable balance, which was amended on August 14, 2022. Under the amended Payment Extension Agreement, RLSP and Shanghai Huaxin both agreed that the $6,835,124 accounts payable as of June 30, 2022 shall be paid based on the agreed-upon payment schedule, of which $746,480 accounts payable should be paid before December 31, 2022. During the years ended December 31, 2023 the, Company has paid $628,003 (RMB4,440,000). The remaining balance of $4,595,380 shall be paid by the end of April 30, 2024 per the Payment Extension Agreement. According to the Tripartite Payment Agreement (the “TPA”) entered on May 6, 2024, the deposit to Yongliansen of RMB 15 million or $2,054,907 has been offset with the balance due to Shanghai Huaxin, for year ended December 31, 2024. As of December 31, 2024 and 2023, $1,296,721 and $4,364,105 accounts payable due to Shanghai Huaxin, respectively.

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

RLSP held advances from Hangzhou Xinsen in the amounts of $17,870 and $18,378 as of December 31, 2024 and 2023, respectively.

For the years ended December 31, 2024 and 2023, RLSP had indirect sales through Shanghai Xinsen that were sold to two certified first-tier suppliers of the Auto Manufacturers $6,914,900 and $8,593,998 respectively.

As of December 31, 2024 and 2023, the accounts receivable due from Shanghai Xinsen were $8,295,591 and $5,209,169 respectively, arising from normal business transactions. Since the end of 2021, Shanghai Xinsen received some payments from their customers in the form of bank notes with expiration period between three to six months. However, RLSP does not accept bank notes as payments and agreed to temporarily extend the payment terms to four months from two months after negotiated with Shanghai Xinsen. Due to a 2024 construction-related lawsuit with Ningbo Rongsen that led to the freezing of our accounts, the collection of this receivable has been mutually deferred until the account freeze is lifted, which is expected no later than May 2025.

We assess the risk of this receivable becoming a bad debt as low, as the delay is due to temporary operational constraints rather than Shanghai Xinsen’s creditworthiness or unwillingness to pay. Management remains confident in the full recovery of this amount upon resolution of the legal matter, supported by Shanghai Xinsen’s stable financial position and ongoing communication. As a result, no bad debt provision is deemed necessary at this time.

Sales under OEM Supply Model

Starting in October 2024, the Company established an OEM supply model in collaboration with Shanghai Xinsen. Under this arrangement, Shanghai Xinsen receives OEM manufacturing orders from customers and outsources them to us. We provide the necessary labor and equipment to process raw materials into finished products. In return, we charge Shanghai Xinsen a processing fee, calculated based on the cost per individual part and settled on a monthly basis. For the year ended December 31, 2024, RLSP’s OEM supply sales through Shanghai Xinsen totaled $14,806.

Others

As of December 31, 2024 and 2023, our CEO Mrs. Xingxiu Hua and CFO Mr. Hua Wang funded the Company and RLSP in the total amounts of $3,762,422 and $2,684,029 for its daily operation, respectively. The payable amounts bear no interest rate and due on demand. During the years ended December 31, 2024 and 2023, the Company contributed $130,000 and $125,000 capital, respectively, to RLSP and reduced the unpaid registered capital of RLSP to $17,535,207 (RMB128 million) in China. The cash payments were approved by Agricultural Bank of China, Fenghua Branch, which is authorized by the State Administration of Foreign Exchange (the “SAFE”).

Item 14. Principal Accountant Fees and Services.

The following table shows the fees that were billed for audit and other services provided by Simon & Edward, LLP, our independent auditors, for the fiscal year ended December 31, 2024 and 2023, respectively:

	Year ended December 31,
	2024	2023
Audit Fees	$57,500	$57,500

Audit-Related Fees	$-	$-

Tax Fees	$3,000	$3,000

All Other Fees	$-	$-

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

PART IV

Item 15. Exhibits; Financial Statement Schedules.

The following documents are filed as part of this Annual Report:

1.	Financial Statements: The following Financial Statements and Supplementary Data of Rubber Leaf Inc and the Report of Independent Registered Public Accounting Firm included in Part II, Item 8:

●	Consolidated Balance Sheets at December 31, 2024 and 2023;

●	Consolidated Statements of Operations and Other Comprehensive Income for the years ended December 31, 2024 and 2023;

●	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2024 and 2023;

●	Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023; and

●	Notes to Financial Statements.

2.	Exhibits:

Exhibit No.	Description
3.1	Certificate of Incorporation, as filed with the Nevada Secretary of State on May 18, 2021 (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of the Company as filed with the SEC on November 15, 2021)
3.2	Bylaws of The Registrant (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of the Company as filed with the SEC on November 15, 2021)
4.1	Description of Registrant’s Securities (incorporated herein by reference to Exhibit 4.1 to our annual report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 27, 2024)
10.1	Share Exchange Agreement between the Company and Xingxiu Hua dated May 27, 2021 (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-1 of the Company as filed with the SEC on November 15, 2021)
10.2	Material Purchase Contract with Shanghai Haozong Rubber & Plastic Technology Co., Ltd. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of the Company as filed with the SEC on February 23, 2024)
10.3	Material Sales Contract with Shanghai Xinsen Import and Export Co., Ltd. (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of the Company as filed with the SEC on February 23, 2024)
10.4†	Rubber Leaf Inc 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of the Company as filed with the SEC on February 23, 2024)
10.5	English Translation of the Credit Line Approval Letter from Industrial and Commercial Bank of China dated March 25, 2024 (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of the Company as filed with the SEC on February 13, 2025)
14.1	Code of Ethics (incorporated herein by reference to Exhibit 14.1 to our annual report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 27, 2024)
19.1*	Insider Trading Policy and Procedures
21.1	List of Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 to the Registration Statement on Form S-1 of the Company as filed with the SEC on February 23, 2024)
24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter (incorporated herein by reference to Exhibit 99.1 to the Registration Statement on Form S-1 of the Company as filed with the SEC on February 23, 2024)
99.2	Compensation Committee Charter (incorporated herein by reference to Exhibit 99.2 to the Registration Statement on Form S-1 of the Company as filed with the SEC on February 23, 2024)
99.3	Nominating and Corporate Governance Committee Charter (incorporated herein by reference to Exhibit 99.3 to the Registration Statement on Form S-1 of the Company as filed with the SEC on February 23, 2024)
101	Interactive Data Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Compensatory plan.

* Filed herewith.

** Furnished herewith and not to be incorporated by reference into any filing of Rubber Leaf Inc under the Securities Act or the Exchange Act whether made before or after the date of this Annual Report.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 2025.

RUBBER LEAF INC

By:	/s/ Xingxiu Hua
Xingxiu Hua, Chief Executive Officer

By:	/s/ Hua Wang
Hua Wang, Chief Financial Officer

Name	Position	Date

/s/ Xingxiu Hua	Chief Executive Officer, President and Chairperson of the Board of Directors	March 20, 2025
Xingxiu Hua	(Principal Executive Officer)

/s/ Hua Wang	Chief Financial Officer, Secretary and Director	March 20, 2025
Hua Wang	(Principal Financial and Accounting Officer)

/s/ Jun Tong	Director	March 20, 2025
Jun Tong

/s/ Jiangwei Yan	Director	March 20, 2025
Jiangwei Yan

/s/ Wei Xu	Director	March 20, 2025
Wei Xu

/s/ Rong Yu	Director	March 20, 2025
Rong Yu

/s/ Yifeng Xu	Director	March 20, 2025
Yifeng Xu

