Form 10-Q
period 2025-03-31
Rubber Leaf Inc
filed 2025-05-20
CIK 1893657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Ningbo, Zhejiang, 315517, China

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

As of May 20, 2025, the Registrant had 41,109,458 shares of common stock, $0.001 par value, issued and outstanding.

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section entitled “Risk Factors,” beginning on page 11 of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities & Exchange Commission (“SEC”) on March 20, 2025. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RUBBER LEAF INC

RUBBER LEAF INC

CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash	$13,493	$12,273
Accounts receivables	133,256	132,473
Accounts receivables – related parties	8,344,633	8,295,591
Advances to vendors	47,973	47,721
Advances to vendors and other receivables - related parties	234,298	232,922
Inventories	729,076	724,791
Other current assets	491,358	486,513
Total current asset	9,994,087	9,932,284
Noncurrent assets:
Plant and equipment, net	9,756,314	9,862,914
Intangible asset, net	1,903,719	1,902,930
Total Assets	$21,654,120	$21,698,128

LIABILITIES
Current liabilities:
Borrowings	$4,794,660	$4,766,482
Borrowings– related party	179,854	178,797
Accounts payables	7,418,149	7,374,250
Accounts payables – related parties	7,230,260	7,187,767
Other payable - related party	3,885,264	3,769,934
Advances from customers	346,306	344,271
Other current liabilities	640,000	574,183
Total current liabilities	24,494,493	24,195,684

Total Liabilities	24,494,493	24,195,684

Commitment and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock: 40,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: 100,000,000 shares authorized, 41,109,458 shares and 41,109,458 shares issued and outstanding as of March 31, 2025 and December 31, 2024	41,110	41,110
Additional paid-in capital	2,799,035	2,799,035
Accumulated deficit	(5,766,865)	(5,421,529)
Accumulated other comprehensive income	86,347	83,828
Total stockholders’ equity	(2,840,373)	(2,497,556)
Total Liabilities and Stockholders’ Equity	$21,654,120	$21,698,128

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	For the three months ended March 31,
	2025	2024
	(Unaudited)
Sales	$-	$-
Sales-related parties	-	2,954,607
Total	-	2,954,607

Cost of sales	-	2,960,529
Loss on factory relocation	-	190,703
Loss on idle capacity	161,806	-
Total cost of sales	161,806	3,151,232
Gross loss	(161,806)	(196,625)

Operating Expenses
Selling expenses	-	8,710
General & administrative expenses	118,368	391,649
Total operation expenses	118,368	400,359
Loss from operation	(280,174)	(596,984)

Other income (expense):
Interest expenses	(65,162)	(122,535)
Other expenses, net	-	(5,591)
Total other expenses, net	(65,162)	(128,126)

Net loss before income taxes	$(345,336)	(725,110)
Income tax expenses	-	-
Net loss	$(345,336)	(725,110)

Foreign currency translation, net of tax	2,519	(33,876)
Comprehensive loss	(342,817)	(758,986)

Earnings per share
Basic and diluted loss per share	$(0.01)	$(0.02)
Weighted average common shares outstanding	41,109,458	41,109,458

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional	Retained Earnings	Accumulated Other	Total Stockholders’
	Preferred Stocks		Common Stocks		Paid-in	(Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	income (loss)	(Deficit)
Balance at December 31, 2023	-	$-	41,109,458	$41,110	$2,799,035	$(3,217,901)	$119,651	$(258,105)

Net loss	-	-	-	-	-	(725,110)		(725,110)
Foreign currency translation, net tax	-	-	-	-	-		(33,876)	(33,876)
Balance at March 31, 2024 (Unaudited)			41,109,458	$41,110	$2,799,035	$(3,943,011)	$85,775	$(1,017,091)

					Additional	Retained Earnings	Accumulated Other	Total Stockholders’
	Preferred Stocks		Common Stocks		Paid-in	(Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	income (loss)	(Deficit)
Balance at December 31, 2024	-	$-	41,109,458	$41,110	$2,799,035	$(5,421,529)	$83,828	$(2,497,556)

Net loss	-	-				(345,336)		(345,336)
Foreign currency translation, net tax	-	-					2,519	2,519
Balance at March 31, 2025 (Unaudited)			41,109,458	41,110	2,799,035	(5,766,865)	86,347	(2,840,373)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31
	2025	2024
	(Unaudited)
Cash flow from operating activities
Net loss	(345,336)	(725,110)
Adjustments to reconcile loss to net cash (used in) provided by operating activities:
Depreciation and amortization	174,946	177,207
Changes in operating assets and liabilities:
Account receivables – related parties	-	(3,331,319)
Advances to vendors - related party	-	(159,713)
Advance to vendors	(1,963)	(42,901)
Other current assets	-	(2,041)
Inventories	-	6,969
Account payable	304	11,179
Accounts payable - related parties	-	3,310,974
Other current liabilities	62,370	126,016
Net cash used in operating activities	(109,679)	(628,739)

Cash flow from investing activities
Net cash used in investing activities	-	-

Cash flow from financing activities
Proceeds from to related parties	110,828	620,491
New borrowings	-	3,297,345
Repayments of borrowings	-	(3,132,467)
Net cash provided by financing activities	110,828	785,369

Effect of exchange rate changes	71	(879)
Increase in cash	1,220	155,751
Cash, beginning	12,273	41,687
Cash, ending	$13,493	$197,438

Supplemental disclosures of cash flow
Interest paid	$-	$29,224
Income taxes paid	$-	$-

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

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate the continuation of the Company as a going concern. The Company currently has an accumulated deficit of $(5,766,865) as of March 31, 2025. The Company has negative working capital of $(14,500,406) as of March 31, 2025. The Company has not established a stabilized source of gross profit sufficient to cover operating costs over a reasonable period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. However, Rubber Leaf Sealing Products (Zhejiang) Co., Ltd. (RLSP) currently has access to an unused loan facility of RMB 26 million (about USD $3.6 million) from the Ningbo High-Tech Branch of the Industrial and Commercial Bank of China. However, due to an ongoing account freeze resulting from litigation with Ningbo Rongsen, RLSP has not yet opted to utilize this facility. Our legal counsel is in the process of preparing an appeal to the Zhejiang Provincial High Court. Once the appeal is filed, all current enforcement actions, including the account freeze, will be suspended, allowing the company to resume normal operations. Our lawyers remain highly confident in achieving a favorable resolution. The RMB 26 million (about USD $3.6 million) loan ensures adequate cash flow to facilitate RLSP’s return to full-scale production, effectively addressing any liquidity concerns. If necessary, management intends to utilize this credit facility to meet financial obligations, thereby mitigating any potential impact on business continuity. Management also anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements. With respect to the unaudited financial statements as of and for the three months ended March 31, 2025, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ended December 31, 2025.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash and accounts receivable. As of March 31, 2025 and December 31, 2024, $Nil and $Nil of the Company’s cash held by financial institutions were uninsured, respectively.

Major customers

For the three months ended March 31, 2025 and 2024, the Company’s revenues from two major customers accounted more than 10% of the total revenue were as following:

	Three months ended March 31, 2025		As of March 31, 2025		Three months ended March 31, 2024		As of March 31, 2024
	Amount	% of Total Revenue	Accounts Receivable	% of Total Accounts Receivable	Amount	% of Total Revenue	Accounts Receivable	% of Total Accounts Receivable
Customer A	$-	-%	$8,344,633	100%	$2,954,607	100%	$8,437,022	100%

●	Customer A: Shanghai Xinsen Import & Export Co., Ltd (“Shanghai Xinsen”), a related party that sells RLSP’s products to Shanghai Hongyang Sealing Co., Ltd. (“Shanghai Hongyang”) and Wuhu Huichi Auto Parts Co., Ltd. (“Wuhu Huichi”), two unrelated parties of RLSP and the Company, and certified first-tier suppliers of Auto Manufacturers.

Major vendors

For the three months ended March 31, 2025 and 2024, the Company made purchases from the major vendors accounted more than 10% of the total purchases were as following:

	Three months ended March 31, 2025		As of March 31, 2025		Three months ended March 31, 2024		As of March 31, 2024
	Amount	% of Total Purchase	Accounts payable	% of Total Accounts Payable	Amount	% of Total Purchase	Accounts payable	% of Total Accounts Payable
Vendor A	$-	-%	$5,907,898	82%	$2,960,164	100%	$6,118,302	59%

●	Vendor A: Shanghai Haozong Rubber & Plastic Technology Co., Ltd. (“Shanghai Haozong”), a related party.

Accounts Receivable

Accounts receivables are reported at their net realizable value. Any value adjustments are booked directly against the relevant receivable. We have standard payment terms that generally require payment within approximately 30 to 60 days. Management performs ongoing credit evaluations of its customers. An allowance for potentially uncollectible accounts is provided based on history, economic conditions, and composition of the accounts receivable aging. As of March 31, 2025 and December 31, 2024 no credit risk identified by the management and no allowance for doubtful accounts.

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

For the three months ended March 31, 2025 and December 31, 2024, the Company determined there was no impairment of the long-lived assets.

Advances from customers

From time to time, we receive advances from our customers, which are made normally under sales frame contracts, each sales transaction will be initiated by purchase orders received under the frame contracts. The advances have no interest-bearing, normally settled along with purchase/sales transactions within 60 to 180 days.

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

The Company does not have any potentially dilutive instruments as of March 31, 2025 and December 31, 2024, and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2025 and December 31, 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts receivable, advances to vendors, inventories, other current assets, accounts payables, advances from customers and other current liabilities. For short term borrowings and notes payable, the Company concluded the carrying values are a reasonable estimate of fair values because of the short period of time between the origination and repayment and as their stated interest rates approximate current rates available.

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

Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) in accordance with ASC 220, Income Statement-Reporting Comprehensive Income (ASC 220). Under ASC 220, the Company is required to report comprehensive income (loss), which includes net income (loss) as well as other comprehensive income (loss). The only significant component of accumulated other comprehensive income (loss) as of March 31, 2025 and December 31, 2024 is the currency translation adjustment.

Segment Information

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the executive team, which is comprised of the chief executive officer and the chief financial officer. Based on the financial information presented to and reviewed by the chief operating decision maker in deciding how to allocate the resources and in assessing the performance, the Company has determined that it has two operating and reporting segments based on sales channels – direct supply and indirect supply as of March 31, 2025 and March 31, 2024 and for three months ended.

Recent Accounting Standard Adopted

In September 2022, the FASB issued ASU 2022-04, “Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” which requires that an entity that uses a supplier finance program in connection with the purchase of goods or services disclose information about the program’s nature, activity during the period, changes from period to period, and potential magnitude. The Company adopted this standard for annual periods on a retrospective basis beginning January 1, 2023. The Company also adopted the amendment on roll forward information, which became effective prospectively for annual periods beginning January 1, 2024. The adoption of this guidance modified the Company’s disclosures and will modify its annual disclosures for the roll forward information in 2024, but did not have an impact on its financial position and results of operations.

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

Note 4 - Inventories

Inventories consisted of raw rubber materials, finished goods of rubber products and others, and are stated at the lower of cost or net realizable value. As of March 31, 2025 and December 31, 2024, inventories consisted of the following:

	March 31, 2025	December 31, 2024
	(Unaudited)
Raw materials	$11,544	$11,476
Finished goods	717,532	713,315
Total	729,076	724,791

Note 5 - Plant and equipment, net

	March 31,	December 31,
	2025	2024

Equipment and machinery	$5,349,913	$5,318,472
Factory and Building	7,033,076	6,991,743
Furniture and office equipment	4,164	4,140
Auto vehicles	23,127	22,991
Leasehold improvement	157,415	156,490
Minus: Accumulated depreciation and amortization	(2,811,381)	(2,630,922)
Property plant and equipment, net	$9,756,314	$9,862,914

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

For the three months ended March 31, 2025 and 2024, the depreciation and amortization expenses were $164,511 and $165,532, respectively.

Note 6 - Intangible asset, net

On October 21, 2020, RLSP entered a purchase contract with the Ninbo government agent, Zhejiang Province, whereby the Company was assigned the land use rights, for 50 years useful life, located in Chunhun Street, in Fenghua city, Zhejiang Province, for a total purchase price of $2,064,554 (RMB 13,729,900 at exchange rate of 0.1504), the information of the land use rights is as followed:

Intangible asset, net consists of the following:

	March 31,	December 31,
	2025	2024
	(Unaudited)
Land use rights	$2,091,999	$2,079,704
Less: Accumulated amortization	(188,280)	(176,774)
Intangible asset, net	1,903,719	1,902,930

For the three months ended March 31, 2025 and 2024, the amortization of land use rights $10,435 and $11,675, respectively.

Note 7 - Borrowings

On April 30, 2021, RLSP borrowed $774,401 (RMB 5 million) short-term loan from an unrelated entity guaranteed by an individual person. The loan has a monthly interest rate of 1% with the due date on June 15, 2021. Pursuant to the loan agreement, the interest rate will increase to 2% monthly if RLSP is in default of loan terms and the lender may further obtain 5% of RLSP’s ownership. On November 10, 2021, RLSP extended the maturity date of the loan till April 30, 2022 with the other loan terms remain the same and the two parties have verbally agreed to extend the due date to December 31, 2023. On June 12, 2023, a supplemental agreement entered, pursuant to which, the loans are due on demand, with the other loan terms remain the same. As of March 31, 2025 and December 31, 2024, the loan balance were $261,827 (RMB 1.9 million) and $260,288 (RMB 1.9 million), respectively.

On September 1, 2021, RLSP borrowed $154,832 (RMB 1 million) short-term loan from an unrelated individual. The loan has annual interest rate of 13% with due date on August 31, 2022. RLSP has had several round financing transactions with the individual since then. As of March 31, 2025 and December 31, 2024, the individual loan balances were $36,518 (RMB 0.26 million) and $36,303 (RMB 0.26 million) respectively. RMB265,000 out of $36,303 loan balance has no maturity date. The Company may repay the loan anytime and no interest further on.

On September 1, 2021, RLSP borrowed $247,732 (RMB 1.6 million) short-term loan from an officer of RLSP. The loan has an annual interest rate of 8% with due date on August 31, 2022. RLSP borrowed $152,359 and $Nil during 2023 and 2022, and repaid $28,263 and $69,256 back during 2023 and 2022, respectively. As of March 31, 2025 and December 31, 2024, the loan balances were $179,854 (RMB 1.3 million) and $178,797 (RMB 1.3 million), respectively. The loan was extended to December 31, 2023 on March 11, 2023 and the officer has waived loan interest since September 2022. On September 1, 2023, a supplemental agreement entered, pursuant to which, the loans are due on demand, with the other loan terms remain the same.

On November 30, 2021, RLSP borrowed $314,857 (RMB 2 million) mortgage loan from Zhejiang Yongyin Financial leasing Co., Ltd, a subsidiary of Ningbo Fenghua Rural Commercial Bank Co., Ltd, pledged with machinery and equipment RLSP purchased and fully paid with the market value of approximately RMB2.3 million. The loan has two-year term with due date on November 19, 2023. The loan balances were $79,707 and $79,239 as of March 31, 2025 and December 31, 2024, respectively.

On September 14, 2023, RLSP borrowed $2,054,513 (RMB 15 million) a short-term loan from unrelated individual for temporarily fund shortage. The loan bears 2.5% monthly interest rate and has its maturity date of November 30, 2023. RLSP repaid back $1,780,578 (RMB 13 million out of RMB15 million) during September 2023. RLSP paid back $207,920 (RMB 1.5 million) for nine months ended September 30, 2024.There is no maturity date with balance of $68,902 (RMB 0.5 million) and $68,497 (RMB 0.5 million) as of March 31, 2025 and December 31, 2024. After negotiation with the unrelated individual, RLSP extends the timeline to pay off the remaining loans from May 2024 to July 2025.

On October 20 and October 30, 2023, RLSP borrowed $365,245 (RMB 2.6 million) and $353,287 (RMB 2.5 million) short-term loans with a monthly interest rate of 3% from an unrelated individual. On January 16, 2024, RLSP borrowed additional $27,826 (RMB 0.2 million) with a same interest rate of 3% in month, and paid back $519,801 (RMB 3.75 million) in April 2024. The total loan balance was $213,596 (RMB 1.55 million) and $212,340 (RMB 1.55 million) as of March 31, 2025 and December 31, 2024. After negotiation with the unrelated individual, RLSP extended the timeline to pay off the remaining loans from May 2024 to May 2025.

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

Subsequently, on March 28, 2024 and April 2, 2024, RLSP obtained a one-year bank loan of $1,391,285 (RMB 10 million) and $2,772,272 RMB (20 million) from the Industrial and Commercial Bank of China, Ningbo National Gaoxin Branch, at an annual interest rate of 3.55%. This loan was drawn from the approved LOC. As of March 31, 2025 and December 31, 2024, the outstanding balance of this loan amounted to $4,134,110(RMB 30 million) and $4,109,815 (RMB 30 million). On March 27, 2025, this loan was extended for another year and will be matured on April 1, 2026.

Interest expense primarily consists of the interest incurred on the bank loans, commercial & individual loans and minor bank service charges. For three months ended March 31, 2025 and 2024 the Company recorded the interest expense of $65,162 and $122,535, respectively.

Note 8 - Other Current Liabilities

As of March 31, 2025 and December 31, 2024, the components of other current liabilities included the followings:

	March 31,	December 31,
	2025	2024

Employee compensation and benefits	$136,829	$113,099
Tax payable	222,101	220,796
Interest expense	133,215	100,376
Other Payables	147,855	139,912
Other current liability, net	640,000	574,183

Note 9– Related Party Transactions

Purchase

In order to reduce the purchase cost and enhance the purchase power, the Company purchases the main raw materials from Yongliansen Import and Export Trading Company (“Yongliansen”) and Shanghai Haozong Rubber & Plastic Technology Co., Ltd. (“Shanghai Haozong”), and also purchases equipment and rubber products under indirect supply model from Shanghai Huaxin Economic and Trade Co., Ltd. (“Shanghai Huaxin”) during the three months ended March 31, 2025 and 2024. The Company’s founder holds minor equity interests of the three suppliers directly or indirectly and one of the Company directors, Mr. Jun Tong holds 30% ownership of Shanghai Haozong.

For three months ended March 31, 2025 and 2024, the Company purchased raw materials from Yongliansen (“Vendor C”) in the total amount of $Nil and $Nil, respectively. As of March 31, 2025 and December 31, 2024, the Company advanced Yongliansen $231,564 and $230,204, respectively, mainly for raw material purchases. On November 30, 2020, RLSP advanced RMB 15 million or $2,054,907 as a deposit (the “Deposit”) to Yongliansen in order to lock-down our premium customer position among all customers of Yongliansen and maintain a long-term business relationship. The Deposit bears no interest and is due on demand. Due to less procurement of raw materials made from Yongliansen in 2022, RLSP requested Yongliansen to refund the Deposit, and Yongliansen agreed to fully refund RLSP by December 31, 2022. On December 15, 2022, RLSP and Yongliansen entered into a Payment Agreement, among which Yongliansen requested to extend the repayment date of the Deposit to April 30th, 2024, and RLSP has agreed to grant such extension request. Yongliansen, and Shanghai Huaxin signed a Tripartite Payment Agreement (the “TPA”) on May 6, 2024. Under the terms of the TPA, RLSP, Yongliansen, and Shanghai Huaxin (“Vendor B”) have agreed that the advance of $2,054,907 or RMB 15 million from RLSP to Yongliansen will be directly remitted from Yongliansen to Shanghai Huaxin. This remittance serves as payment to settle the payable amount owed to Shanghai Huaxin by RLSP. In May 2024, the RMB 15 million or $2,054,907 has been offset with the balance due to Shanghai Huaxin, with $Nil deposit to vendor as of March 31, 2025.

For three months ended March 31, 2025 and 2024, RLSP purchased $Nil and $2,960,164 rubber products from Shanghai Haozong (“Vendor A”), respectively. As of March 31, 2025 and December 31, 2024, $5,907,898 and $5,873,177 accounts payable due to Shanghai Haozong, respectively.

For three months ended March 31, 2025 and 2024, RLSP purchased $Nil and $Nil rubber products and equipment from Shanghai Huaxin (“Vendor B”), respectively. On December 25, 2021, RLSP signed a Payment Extension Agreement with Shanghai Huaxin regarding outstanding account payable balance, which was amended on August 14, 2022. Under the amended Payment Extension Agreement, RLSP and Shanghai Huaxin both agreed that the $6,835,124 accounts payable as of June 30, 2022 shall be paid based on the agreed-upon payment schedule, of which $746,480 accounts payable should be paid before December 31, 2022. During the years ended December 31, 2023 the, Company has paid $628,003 (RMB4,440,000). The remaining balance of $4,595,380 shall be paid by the end of April 30, 2024 per the Payment Extension Agreement. According to the Tripartite Payment Agreement (the “TPA”) entered on May 6, 2024, the deposit to Yongliansen of RMB 15 million or $2,054,907 has been offset with the balance due to Shanghai Huaxin, for year ended December 31, 2024. As of March 31, 2025 and December 31, 2024, $1,304,386 and $1,296,721 accounts payable due to Shanghai Huaxin, respectively.

Sales under Indirect Supply Model

In order to stabilize customer relationships and maintain long-term orders, we authorized two related parties - Shanghai Xinsen (“Customer A”) and Hangzhou Xinsen (“Customer B”) as our distributors. The Company’s President, Ms. Xingxiu Hua, held 90% ownership of Shanghai Xinsen and Shanghai Xinsen holds 70% ownership of Hangzhou Xinsen, or Ms. Hua owns 63% ownership of Hangzhou Xinsen, respectively. Effective on October 1, 2022, Ms. Hua reduced her ownership of Shanghai Xinsen to 15%, and so accordingly reduced her indirect ownership of Hangzhou Xinsen to 10.5%. Xinsen Group is a rubber product trading expert with 20 years of experience in the auto parts market, who charges 1% of the total sales amount before VAT tax as sales commission before September 30, 2022, and subsequently 0.25% effective from October 1, 2022 after the renegotiation between RLSP and Xinsen Group. Sales commission incurred in each period is recorded as part of selling expense of the Company.

RLSP held advances from Hangzhou Xinsen in the amounts of $17,976 and $17,870 as of March 31, 2025 and December 31, 2024 respectively.

For three months ended March 31, 2025 and 2024, RLSP had indirect sales through Xinsen Group that were sold to two certified first-tier suppliers of the Auto Manufacturers $Nil and $2,954,607 respectively. As of March 31, 2025 and December 31, 2024, the accounts receivable due from Shanghai Xinsen were and $8,344,633 and $8,295,591 respectively. Since the end of 2021, Shanghai Xinsen received some payments from their customers in the form of bank notes with expiration period between three to six months. However, RLSP does not accept bank notes as payments and agreed to temporarily extend the payment terms to four months from two months after negotiated with Shanghai Xinsen. Due to a 2024 construction-related lawsuit with Ningbo Rongsen that led to the freezing of our accounts, the collection of this receivable has been mutually deferred until the account freeze is lifted, which is expected no later than May 2025.

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

Sales under OEM Supply Model

Starting in October 2024, the Company established an OEM supply model in collaboration with Shanghai Xinsen. Under this arrangement, Shanghai Xinsen receives OEM manufacturing orders from customers and outsources them to us. We provide the necessary labor and equipment to process raw materials into finished products. In return, we charge Shanghai Xinsen a processing fee, calculated based on the cost per individual part and settled on a monthly basis. For the three months ended March 31, 2025 and 2024, RLSP’s OEM supply sales through Shanghai Xinsen totaled $Nil and $Nil.

Others

As of March 31, 2025 and December 31, 2024, the Company’s founder and officer funded the Company and RLSP in the total amount of $3,885,264 and $3,762,422 for its daily operation, respectively. The payable amounts bear no interest rate and due on demand. During the three months ended March 31, 2025 and 2024, the Company transferred cash in the amount of $Nil and $ Nil respectively to RLSP as capital contribution for its daily operation, and reduced the unpaid registered capital of RLSP to $17,535,207 (RMB128 million) in China. The cash transfer has been approved by Agricultural Bank of China, Fenghua Branch, which is authorized by the State Administration of Foreign Exchange (the “SAFE”).

Note 10 – Shareholders’ Equity

RLSP was established on July 8, 2019 with registered capital of $20 million. As of March 31, 2025 and 2024, $2,230,915 and $2,230,915 cash has been transferred from the Company to RLSP as capital contribution, respectively.

From May to July 2023, the Company issued 133,000 shares of common stocks at $3.00 per share pursuant to the private placements with ten individuals for cash. The total $399,000 subscriptions were fully received as of March 31, 2025. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

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

For the three months ended March 31, 2025 and 2024, the provision for income taxes was $Nil and $ Nil, respectively. As of March 31, 2025 and December 31, 2024, the income tax payables were $222,101 and $220,796, respectively.

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
	(Unaudited)
U.S. federal income tax rate	21%	21%
Tax rate difference	4%	4%
Tax except	%	-%
Nontaxable items	%	-%
GILTI tax	%	-%
Others	%	-%
Valuation allowance	(25)%	(25)%
Effective tax rate	-%	-%

For U.S. income tax purposes, the Company has no cumulative undistributed earnings of foreign subsidiary as of March 31, 2025 after acquired RLSP on May 27, 2021. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the three months ended March 31, 2025 and 2024, no GILTI tax expense was incurred.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of March 31, 2025.

Note 13 - Segment Reporting

We realize revenue primarily through the sale of synthetic rubber, rubber compound, car window seals, auto parts with two sales channels. The Company managed and reviewed its business as two operating and reporting segments: direct supply and indirect supply models.

The business line distribution of the Company’s information as of and for three months ended March 31, 2025 and 2024 as following:

	For three months ended March 31
	2025	2024
	(Unaudited)
Revenue:
Direct supply model	$-	$-
Indirect supply model	-	2,954,607
OEM supply model	-	-
Total	-	2,954,607

Gross profit:
Direct supply model	-%	-%
Indirect supply model	-%	0%
Idle Capacity	(100)%
	%	7%

Income(loss) from operations:
Direct supply model	-	(72,840)
Indirect supply model	-	(24,707)
Corporate	(280,174)	(499,437)

Net income(loss)
Direct supply model	-	(200,966)
Indirect supply model	-	(24,707)
Corporate	(345,336)	(499,437)

	March 31,	December 31,
	2025	2024

Reportable assets
Direct supply model	$10,602,273	$10,699,826
Indirect supply model	8,915,405	8,863,009
Corporate	2,136,442	2,135,293
Total	$21,654,120	$21,698,128

All long-term assets are managed under direct supply model by the chief operating decision maker.

Note 14 - Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. Based on our evaluation, no other event has occurred requiring adjustment or disclosure.

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

Our principal business address is located at Qixing Road, Weng’ao Industrial Zone, Chunhu Subdistrict, Fenghua District Ningbo, 315517, Zhejiang, China.

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

Related Party Revenues

We also generate revenue through indirect supply model. We process the purchase orders from our related parties, subcontract them to third party suppliers, who will produce and deliver the finished products to the final customers. Specifically, we either purchase raw materials and subcontract them for manufacturing or procure the products directly in the market to supply our customers, which depends on the specific requirements of the orders.

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

Result of Operations

Comparison of the Three Months Ended on March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended on March 31, 2025 and 2024:

	For three months ended on March 31,
	2025	2024	Changes

Sales	$-	$-	$-
Sales-related parties	-	2,954,607	(2,954,607)
Total	-	2,954,607	(2,954,607)

Cost of sales		2,960,529	(2,960,529)
Loss on factory relocation		190,703	(190,703)
Loss on idle capacity	161,806	-	161,806
Total cost of sales	161,806	3,151,232	(2,989,426)
Gross loss	(161,806)	(196,625)	34,819

Operating Expenses
Selling expenses	-	8,710	(8,170)
General & administrative expenses	118,368	391,649	(273,281)
Total operation expenses	118,368	400,359	(281,991)
Loss from operation	(280,174)	(596,984)	316,810

Other income (expense):
Interest expense	(65,162)	(122,535)	57,363
Other (expense) income, net	-	(5,591)	5,591
Total other expenses, net	(65,162)	(128,126)	62,954

Net loss before income taxes	(345,336)	(725,110)	379,764
Income tax expenses	-	-	-
Net loss	$(345,336)	$(725,110)	$379,764

Sales Revenue

Sales revenue for the three months ending on March 31, 2025 and 2024 amounted to $Nil and $2,954,607, respectively, marking a decrease of $2.95 million or 100% year over year. The substantial decline was primarily attributable to a construction-related lawsuit with Ningbo Rongsen, which led to the freezing of the Company’s bank accounts. As a result, the Company was compelled to temporarily suspend all business operations of RLSP, including its sales activities. The management of the Company anticipates resuming business operations in June 2025.

Cost of Sales

Cost of sales were $161,806 and $3,151,232 for the three months ended March 31, 2025 and 2024, respectively, a decrease of $2.99 million, or 95% year over year. The decrease in cost of sales was directly linked to the suspension of business operations during the first quarter of 2025.

Gross loss

Gross loss amounted to $(161,806) and $(196,625) for the three months ended on March 31, 2025 and 2024, respectively. Our revenue and gross loss profit margin were presented as below:

	For the three months ended March 31,
	2025	2024	changes
Revenue:
Direct supply model	$-	$-	$-
Indirect supply model	-	2,954,607	(2,954,607)
Total	-	2,954,607	(2,954,607)

Gross profit margin:
Direct supply model	-%	-%	-%
Indirect supply model	-%	-%	-%
Idle capacity	(100)%	-	(100)%
Total	(100)%	7%	(107)%

As stated above, due to the lawsuit with Ningbo Rongsen, we were compelled to temporarily suspend all business operations, including our sales activities during the first quarter of 2025.

Selling expenses

Selling expenses were $Nil and $8,710 for three months ended March 31, 2025 and 2024 respectively, with a decrease of $8,710 or 100% year over year. The reduction was primarily due to the temporary suspension of all sales activities.

General and administrative cost

General and administrative expense were $118,368 and $391,649 for the three months ended March 31, 2025 and 2024, respectively, a decrease of $273,281, or 70%, year over year. The decrease was mainly attributable to the suspension of business operation in the first quarter of 2025. In contrast, the 2024 period included significant professional service fees related to the Company’s application for uplisting to The Nasdaq Capital Market.

Loss from Operations

For the three months ended March 31, 2025, loss from operations was $(280,174), as compared to loss from operations of $(596,984) for the three months ended March 31, 2024, an increase of $316,810 or 53%, year over year. The reduction in operating loss was primarily attributable to the suspension of all business operations during the first quarter of 2025, resulting in significantly lower operating expenses. In contrast, the same period in 2024 was impacted by a lower gross margin and higher general and administrative expenses.

Net loss

As a result of the factors described above, net loss for the three months ended March 31, 2025, was $(345,336), an improvement of $379,774, or 52%, compared to a net loss of $(725,110) for the same period in 2024.

Liquidity and Capital Resources

As of March 31, 2025, we had an accumulated deficit of $(5,766,865). As of March 31, 2025, we had cash of $13,493 and negative working capital of $(14,500,406), compared to cash of $12,273 and a negative working capital of $(14,263,400) on December 31, 2024. The decrease in the working capital was primarily due to the increased borrowings and other payables to related parties of the Company. These factors and our ability to raise additional capital to accomplish our objectives raises substantial doubt about our ability to continue as a going concern. We do not believe we will have sufficient capital to fund our operations and capital expenditure requirements for the next twelve months from the date the consolidated financial statements are issued and beyond.

We did not enter into any financing agreements or arrangements or obtain funds from any financing activities for the three month period ended March 31, 2025. During the fiscal year 2024, RLSP obtained a one-year bank loan of $1,391,285 (RMB 10 million) and $2,772,272 RMB (20 million) from the Industrial and Commercial Bank of China, Ningbo National Gaoxin Branch, at an annual interest rate of 3.55%. This loan matured on April 1, 2025. RLSP and the Industrial and Commercial Bank of China, Ningbo National Gaoxin Branch entered into an extension agreement on March 27, 2025 to extend the maturity date to April 1, 2026. As of March 31, 2025 and December 31, 2024, the outstanding balance of this loan amounted to $4,134,110 (RMB 30 million) and $4,109,815 (RMB 30 million).

In addition, during the fiscal year 2024, RLSP secured approval for a line of credit (“LOC”) from the Industrial and Commercial Bank of China, Ningbo National Gaoxin Branch, with a total amount of $7.75 million (RMB 56 million), using its new factory building and land use right located at Qixing Road, Weng’ao Industrial Zone, Chunhu Subdistrict, Fenghua District, Ningbo, Zhejiang, China as collateral pledged. The LOC can be utilized through separate loans and has a term of two years. However, due to an ongoing account freeze resulting from litigation with Ningbo Rongsen, RLSP has not yet opted to utilize this facility. Our legal counsel is in the process of preparing an appeal to the Zhejiang Provincial High Court. Once the appeal is filed, all current enforcement actions, including the account freeze, will be suspended, allowing us to resume normal operations. Per the discussion with our legal counsel, our management believes that it is probable that we will achieve a favorable resolution.

The uncertainties surrounding our ability to access capital when needed create substantial doubt about our ability to continue as a going concern. Since our management anticipates that we will be dependent on additional investment capital to fund operating expenses for the next twelve months, we have included a discussion concerning the presentation of our financial statements on a going concern basis in the notes to our consolidated financial statements. We plan to raise additional capital in the future to continue and fund operations, although there are no firm arrangements in place for any such financing at this time other than any funds that may be drawn from the LOC, if and when available. In light of management’s efforts, there are no assurances that we will be successful obtaining additional funds or accomplishing our endeavors, and if we fail to become financially viable, we may be unable to continue as a going concern.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and President and Chief Financial Officer have concluded that there were material weakness in our internal controls over financial reporting as of March 31, 2025 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The material weakness in our controls and procedure were lack of GAAP knowledge and segregation duties. Management does not believe that any of these material weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, claims are made against us in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties, or injunctions prohibiting us from selling one or more products or engaging in other activities. There were no reportable litigation events and there have been no material developments to litigation events previously disclosed in our SEC filings during the quarter ended March 31, 2025.

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

(C) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal year 2024, RLSP obtained a one-year bank loan of $1,391,285 (RMB 10 million) and $2,772,272 RMB (20 million) from the Industrial and Commercial Bank of China, Ningbo National Gaoxin Branch, at an annual interest rate of 3.55%. This loan matured on April 1, 2025. RLSP and the Industrial and Commercial Bank of China, Ningbo National Gaoxin Branch entered into an extension agreement on March 27, 2025 to extend the maturity date to April 1, 2026. As of March 31, 2025 and December 31, 2024, the outstanding balance of this loan amounted to $4,134,110 (RMB 30 million) and $4,109,815 (RMB 30 million).

During the quarter ended March 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

RUBBER LEAF INC

Date: May 20, 2025	/s/ Xingxiu Hua
Xingxiu Hua, Chief Executive Officer

Date: May 20, 2025	/s/ Hua Wang
Hua Wang, Chief Financial Officer

