Form 10-Q
period 2025-06-30
Rubber Leaf Inc
filed 2025-08-19
CIK 1893657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Ningbo, Zhejiang, 315517 China

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

As of August 19, 2025, the Registrant had 41,109,458 shares of common stock, $0.001 par value, issued and outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RUBBER LEAF INC

RUBBER LEAF INC

CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash	$13,418	$12,273
Accounts receivables, net	134,988	132,473
Accounts receivables – related parties	8,453,082	8,295,591
Advances to vendors	43,532	47,721
Advances to vendors and other receivables - related parties	237,343	232,922
Inventories, net	738,551	724,791
Other current assets	497,744	486,513
Total current asset	10,118,658	9,932,284
Noncurrent assets:
Plant and equipment, net	9,715,598	9,862,914
Intangible assets, net	1,917,865	1,902,930
Total Assets	$21,752,121	$21,698,128

LIABILITIES
Current liabilities:
Loan Payable	$4,856,973	$4,766,482
Borrowings– related party	182,192	178,797
Accounts payables	7,514,557	7,374,250
Accounts payables – related parties	7,324,226	7,187,767
Other payable - related party	3,908,337	3,769,934
Advances from customers	350,807	344,271
Other current liabilities	795,963	574,183
Total current liabilities	24,933,055	24,195,684

Total Liabilities	24,933,055	24,195,684

Commitment and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock: 40,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: 100,000,000 shares authorized, 41,109,458 shares and 41,109,458 shares issued and outstanding as of June 30, 2025 and December 31, 2024	41,110	41,110
Additional paid-in capital	2,799,035	2,799,035
Accumulated deficit	(6,108,500)	(5,421,529)
Accumulated other comprehensive income	87,421	83,828
Total stockholders’ deficit	(3,180,934)	(2,497,556)
Total Liabilities and Stockholders’ Deficit	$21,752,121	$21,698,128

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	For the six months ended June 30,		For the three months ended June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Sales	$-	$-	$-	$-
Sales-related parties	-	4,912,365	-	1,957,758
Total	-	4,912,365	-	1,957,758

Cost of sales	-	4,908,480	-	1,947,951
Loss on factory relocation	-	358,667	-	167,964
Loss on idle capacity	319,729	-	157,923
Total cost of sales	319,729	5,267,147	157,923	2,115,915
Gross loss	(319,729)	(354,782)	(157,923)	(158,157)

Operating expenses
Selling expenses	-	15,300	-	6,590
General & administrative expenses	223,423	715,533	105,055	323,884
Total operation expenses	223,423	730,833	105,055	330,474
Loss from operation	(543,152)	(1,085,615)	(262,978)	(488,631)

Other income (expense):
Interest expenses	(143,819)	(213,673)	(78,657)	(91,138)
Other expense, net	-	(8,001)	-	(2,410)
Total other expenses, net	(143,819)	(221,674)	(78,657)	(93,548)

Net loss before income taxes	$(686,971)	$(1,307,289)	$(341,635)	$(582,179)
Income tax benefit	-	(8,587)	-	(8,587)
Net loss	$(686,971)	$(1,298,702)	$(341,635)	$(573,592)

Foreign currency translation, net of tax	3,593	(43,526)	1,074	(9,650)
Comprehensive loss	(683,378)	(1,342,228)	(340,561)	(583,242)

Earnings per share
Basic and diluted loss per share	$(0.02)	$(0.03)	$(0.01)	$(0.01)
Weighted average common shares outstanding	41,109,458	41,109,458	41,109,458	41,109,458

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stocks		Common Stocks		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	income (loss)	Deficit
Balance at December 31, 2023	-	$-	41,109,458	$41,110	$2,799,035	$(3,217,901)	$119,651	$(258,105)
Net loss	-	-	-	-	-	(1,298,702)		(1,298,702)
Foreign currency translation, net tax	-	-	-	-	-	-	(43,526)	(43,526)
Balance at June 30, 2024 (Unaudited)			41,109,458	$41,110	$2,799,035	$(4,516,603)	$76,125	$(1,600,333)

	Preferred Stocks		Common Stocks		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	income (loss)	Deficit
Balance at December 31, 2024	-	$-	41,109,458	$41,110	$2,799,035	$(5,421,529)	$83,828	$(2,497,556)
Net loss	-	-				(686,971)		(686,971)
Foreign currency translation, net tax	-	-					3,593	3,593
Balance at June 30, 2025 (Unaudited)			41,109,458	41,110	2,799,035	(6,108,500)	87,421	(3,180,934)

	Preferred Stocks		Common Stocks		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	income (loss)	Deficit
Balance at March 31, 2024 (Unaudited)			41,109,458	$41,110	$2,799,035	$(3,943,011)	$85,775	$(1,071,091)
Net loss						(573,592)		(573,592)
Foreign currency translation, net tax							(9,650)	(9,650)
Balance at June 30, 2024			41,109,458	$41,110	$2,799,035	$(4,516,603)	$76,125	$(1,600,333)

	Preferred Stocks		Common Stocks		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	income (loss)	Deficit
Balance at March 31, 2025			41,109,458	$41,110	$2,799,035	(5,766,865)	86,347	(2,840,373)
Net loss						(341,635)		(341,635)
Foreign currency translation, net tax							1,074	1,074
Balance at June 30, 2025 (Unaudited)			41,109,458	41,110	2,799,035	(6,108,500)	87,421	(3,180,934)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30
	2025	2024
	(Unaudited)
Cash flow from operating activities
Net loss	(686,971)	(1,298,702)
Adjustments to reconcile loss to net cash (used in) provided by operating activities:
Depreciation and amortization	351,345	353,336
Changes in operating assets and liabilities:
Account receivables – related parties	-	(1,021,442)
Advances to vendors - related party	5,000	(22,266)
Advance to vendors	(1,968)	2,018,052
Other current assets	-	(10,314)
Inventories	-	14,181
Account payable	304	11,138
Accounts payable - related parties	-	(2,117,910)
Other current liabilities	209,601	16,830
Net cash used in operating activities	(122,689)	(2,057,097)

Cash flow from investing activities
Loan receivable	-	(194,059)
Purchase of equipment and factory construction	-	(41,584)
Net cash used in investing activities	-	(235,643)

Cash flow from financing activities
Borrowings from related parties loan payable	123,606	768,721
Borrowings from loans payable	-	6,057,414
Repayments on loans payable	-	(4,568,627)
Net cash provided by financing activities	123,606	2,257,508

Effect of exchange rate changes	228	157
Net increase (decrease) in cash and cash equivalents	1,145	(35,075)
Cash, beginning balance	12,273	41,687
Cash, ending balance	$13,418	$6,612

Supplemental disclosures of cash flow
Interest paid	$-	$183,384
Income taxes refunded	$-	$(8,587)

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

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate the continuation of the Company as a going concern. The Company currently has an accumulated deficit of $(6,108,500) as of June 30, 2025. The Company has negative working capital of $(14,814,397) as of June 30, 2025. The Company has not established a stabilized source of gross profit sufficient to cover operating costs over a reasonable period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. However, Rubber Leaf Sealing Products (Zhejiang) Co., Ltd. (RLSP) currently has access to an unused loan facility of RMB 26 million (about USD $3.6 million) from the Ningbo High-Tech Branch of the Industrial and Commercial Bank of China. However, due to an ongoing account freeze resulting from litigation with Zhejiang Fengrong Construction Co., Ltd (“Zhejiang Fengrong”, a.k.a “Ningbo Rongsen”), RLSP has not yet opted to utilize this facility. Our legal counsel is in the process of preparing an appeal to the Zhejiang Provincial High Court. Once the appeal is filed, all current enforcement actions, including the account freeze, will be suspended, allowing the company to resume normal operations. Our lawyers remain highly confident in achieving a favorable resolution. The RMB 26 million (about USD $3.6 million) loan ensures adequate cash flow to facilitate RLSP’s return to full-scale production, effectively addressing any liquidity concerns. If necessary, management intends to utilize this credit facility to meet financial obligations, thereby mitigating any potential impact on business continuity. Management also anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements. With respect to the unaudited financial statements as of and for the six months ended June 30, 2025, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ended December 31, 2025.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash and accounts receivable. As of June 30, 2025 and December 31, 2024, $ Nil and $Nil of the Company’s cash held by financial institutions were uninsured, respectively.

Major customers

For the six months ended June 30, 2025 and 2024, as well as the three months ended June 30, 2025 and 2024 the Company’s revenues from a major customer accounted for more than 10% of the total revenue were as following:

	Six months ended June 30, 2025		Three months ended June 30, 2025		Six months ended June 30, 2024		Three months ended June 30, 2024
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Customer B	$-	-%	$-	-%	$4,912,365	100%	$1,957,758	100%

	As of June 30, 2025		As of December 31, 2024
	Accounts Receivable	% of Total Accounts Receivable	Accounts Receivable	% of Total Accounts Receivable
Customer B	$8,453,082	98%	$8,295,591	98%

●	Customer B: Shanghai Xinsen Import & Export Co., Ltd (“Shanghai Xinsen”), a related party that sells RLSP’s products to Shanghai Hongyang Sealing Co., Ltd. (“Shanghai Hongyang”) and Wuhu Huichi Auto Parts Co., Ltd. (“Wuhu Huichi”), two unrelated parties of RLSP and the Company, and certified first-tier suppliers of Auto Manufacturers.

Major vendors

For the six months ended June 30, 2025 and 2024, as well as three months ended June 30, 2025 and 2024, the Company made purchases from the major vendors accounted for more than 10% of the total purchases were as following:

	Six months ended June 30, 2025		Three months ended June 30, 2025		Six months ended June 30, 2024		Three months ended June 30, 2024
	Amount	% of Total Purchase	Amount	% of Total Purchase	Amount	% of Total Purchase	Amount	% of Total Purchase
Vendor A	$-	-%	$-	-%	$4,900,879	100%	$1,940,715	100%

	As of June 30, 2025		As of December 31, 2024
	Accounts payable	% of Total Accounts Payable	Accounts payable	% of Total Accounts Payable
Vendor A	$5,984,679	40%	$5,873,177	40%

●	Vendor A: Shanghai Haozong Rubber & Plastic Technology Co., Ltd. (“Shanghai Haozong”), a related party.

Accounts Receivable

Accounts receivables are reported at their net realizable value. Any value adjustments are booked directly against the relevant receivable. We have standard payment terms that generally require payment within approximately 30 to 60 days. Management performs ongoing credit evaluations of its customers. An allowance for potentially uncollectible accounts is provided based on history, economic conditions, and composition of the accounts receivable aging. As of June 30, 2025 and December 31, 2024 no credit risk identified by the management and no allowance for doubtful accounts.

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

For the six months ended June 30, 2025 and December 31, 2024, the Company determined there was no impairment of the long-lived assets.

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

Value Added Tax

The Company is subject to value added tax (“VAT”). The applicable VAT rate is 13% for products sold in the PRC for the years of 2024 and 2025. The amount of VAT liability is determined by applying the applicable tax rate to the amount of goods sold (output VAT) less VAT accrued on purchases made with the relevant supporting invoices (input VAT). Sales and purchases are recorded net of VAT (the amount of VAT is excluded from revenues and costs) collected and paid as the Company acts as an agent for the government.

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

The Company does not have any potentially dilutive instruments as of June 30, 2025 and December 31, 2024, and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2025 and December 31, 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts receivable, advances to vendors, inventories, other current assets, accounts payables, advances from customers and other current liabilities. For short term borrowings and notes payable, the Company concluded the carrying values are a reasonable estimate of fair values because of the short period of time between the origination and repayment and as their stated interest rates approximate current rates available.

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

Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) in accordance with ASC 220, Income Statement-Reporting Comprehensive Income (ASC 220). Under ASC 220, the Company is required to report comprehensive income (loss), which includes net income (loss) as well as other comprehensive income (loss). The only significant component of accumulated other comprehensive income (loss) as of June 30, 2025 and December 31, 2024 is the currency translation adjustment.

Segment Information

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the executive team, which is comprised of the chief executive officer and the chief financial officer. Based on the financial information presented to and reviewed by the chief operating decision maker in deciding how to allocate the resources and in assessing the performance, the Company has determined that it has two operating and reporting segments based on sales channels – direct supply and indirect supply as of June 30, 2025 and June 30, 2024 and for six months ended.

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

Note 4 - Inventories

Inventories consisted of raw rubber materials, finished goods of rubber products and others, and are stated at the lower of cost or net realizable value. As of June 30, 2025 and December 31, 2024, inventories consisted of the following:

	June 30, 2025	December 31, 2024
	(Unaudited)
Raw materials	$11,694	$11,476
Finished goods	726,857	713,315
Total	738,551	724,791

Note 5 - Plant and equipment, net

	June 30,	December 31,
	2025	2024
	(Unaudited)
Equipment and machinery	$5,419,442	$5,318,472
Factory and Building	7,124,480	6,991,743
Furniture and office equipment	4,218	4,140
Auto vehicles	23,428	22,991
Leasehold improvement	159,461	156,490
Minus: Accumulated depreciation and amortization	(3,015,431)	(2,630,922)
Property plant and equipment, net	$9,715,598	$9,862,914

Upon obtained the right use of land, RLSP started to build the manufacture plant on the land. The Company capitalized the cost in related to the construction, including the interests related to the borrowings, the utilities occurred in the construction, the amortization of land use of right.

On August 5, 2022, RLSP and Zhengjiang Fengrong entered into a Construction Engineering Contract, agreeing on a project cost of $4,931,105 (RMB 35 million). The project was completed on October 25, 2023. Following the issuance of the construction fire protection acceptance by the local government, the total construction cost of $5,221,922 (RMB 37,064,159) was assessed and recorded under “Factory and Building” in plant and equipment on December 25, 2023. However, according to a civil judgment issued by the Ningbo Intermediate People’s Court on December 30, 2024, the final contract price for the project was determined to be $6,764,506 (RMB 49,378,191.44). The difference of $1,686,946 (RMB 12,314,032) between the assessed amount and the final settlement was subsequently transferred to plant and equipment. Please refer to Note 11 for commitment and contingencies.

For the equipment used for manufacturing, the depreciation expense is included as part of manufacturing overhead, while the equipment used for general administrative are included in selling, general and administrative expense on the statements of operations.

For the six months ended June 30, 2025 and 2024, the depreciation and amortization expenses were $330,416 and $331,010, respectively, and $165,905 and $165,478 for the three months ended June 30, 2025 and 2024, respectively.

Note 6 - Intangible asset, net

On October 21, 2020, RLSP entered a purchase contract with the Ninbo government agent, Zhejiang Province, whereby the Company was assigned the land use rights, for 50 years useful life, located in Chunhun Street, in Fenghua city, Zhejiang Province, for a total purchase price of $2,064,554 (RMB 13,729,900 at exchange rate of 0.1504), the information of the land use rights is as followed:

Intangible asset, net consists of the following:

	June 30,	December 31,
	2025	2024
	(Unaudited)
Land use rights	$2,119,187	$2,079,704
Less: Accumulated amortization	(201,322)	(176,774)
Intangible asset, net	1,917,865	1,902,930

For the six months ended June 30, 2025, and 2024, the amortization of land use right was $20,929 and $22,326, respectively. For the three months ended June 30, 2025 and 2024, the amortization of land use rights $10,494 and $10,651 respectively.

Note 7 – Loan Payable

On April 30, 2021, RLSP borrowed $774,401 (RMB 5 million) short-term loan from an unrelated entity guaranteed by an individual person. The loan has a monthly interest rate of 1% with the due date on June 15, 2021. Pursuant to the loan agreement, the interest rate will increase to 2% monthly if RLSP is in default of loan terms and the lender may further obtain 5% of RLSP’s ownership. On November 10, 2021, RLSP extended the maturity date of the loan till April 30, 2022 with the other loan terms remain the same and the two parties have verbally agreed to extend the due date to December 31, 2023. On June 12, 2023, a supplemental agreement entered, pursuant to which, the loans are due on demand, with the other loan terms remain the same. As of June 30, 2025 and December 31, 2024, the loan balance were $265,230 (RMB 1.9 million) and $260,288 (RMB 1.9 million), respectively.

On September 1, 2021, RLSP borrowed $154,832 (RMB 1 million) short-term loan from an unrelated individual. The loan has annual interest rate of 13% with due date on August 31, 2022. RLSP has had several round financing transactions with the individual since then. As of June 30, 2025 and December 31, 2024, the individual loan balances were $36,993 (RMB 0.26 million) and $36,303 (RMB 0.26 million) respectively. RMB265,000 out of $36,303 loan balance has no maturity date. The Company may repay the loan anytime and no interest further on.

On September 1, 2021, RLSP borrowed $247,732 (RMB 1.6 million) short-term loan from an officer of RLSP. The loan has an annual interest rate of 8% with due date on August 31, 2022. RLSP borrowed $152,359 and $Nil during 2023 and 2022, and repaid $28,263 and $69,256 back during 2023 and 2022, respectively. As of June 30, 2025 and December 31, 2024, the loan balances were $182,192 (RMB 1.3 million) and $178,797 (RMB 1.3 million), respectively. The loan was extended to December 31, 2023 on March 11, 2023 and the officer has waived loan interest since September 2022. On September 1, 2023, a supplemental agreement entered, pursuant to which, the loans are due on demand, with the other loan terms remain the same.

On November 30, 2021, RLSP borrowed $314,857 (RMB 2 million) mortgage loan from Zhejiang Yongyin Financial leasing Co., Ltd, a subsidiary of Ningbo Fenghua Rural Commercial Bank Co., Ltd, pledged with machinery and equipment RLSP purchased and fully paid with the market value of approximately RMB2.3 million. The loan has two-year term with due date on November 19, 2023. The loan balances were $80,743 and $79,239 as of June 30, 2025 and December 31, 2024, respectively.

On September 14, 2023, RLSP borrowed $2,054,513 (RMB 15 million) a short-term loan from unrelated individual for temporarily fund shortage. The loan bears 2.5% monthly interest rate and has its maturity date of November 30, 2023. RLSP repaid back $1,780,578 (RMB 13 million out of RMB15 million) during September 2023. RLSP paid back $207,920 (RMB 1.5 million) for nine months ended September 30, 2024.There is no maturity date with balance of $69,797 (RMB 0.5 million) and $68,497 (RMB 0.5 million) as of June 30, 2025 and December 31, 2024. After negotiation with the unrelated individual, RLSP extends the timeline to pay off the remaining loans from May 2024 to December 2025.

On October 20 and October 30, 2023, RLSP borrowed $365,245 (RMB 2.6 million) and $353,287 (RMB 2.5 million) short-term loans with a monthly interest rate of 3% from an unrelated individual. On January 16, 2024, RLSP borrowed additional $27,826 (RMB 0.2 million) with a same interest rate of 3% in month, and paid back $519,801 (RMB 3.75 million) in April 2024. The total loan balance was $216,372 (RMB 1.55 million) and $212,340 (RMB 1.55 million) as of June 30, 2025 and December 31, 2024. After negotiation with the unrelated individual, RLSP extended the timeline to pay off the remaining loans from May 2024 to December 2025.

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

Subsequently, on March 28, 2024 and April 2, 2024, RLSP obtained a one-year bank loan of $1,391,285 (RMB 10 million) and $2,772,272 RMB (20 million) from the Industrial and Commercial Bank of China, Ningbo National Gaoxin Branch, at an annual interest rate of 3.55%. This loan was drawn from the approved LOC. As of June 30, 2025 and December 31, 2024, the outstanding balance of this loan amounted to $4,187,838 (RMB 30 million) and $4,109,815 (RMB 30 million). On March 27, 2025, this loan was extended for another year and will be matured on April 1, 2026.

Interest expense primarily consists of the interest incurred on the bank loans, commercial & individual loans and minor bank service charges. For six months ended June 30, 2025 and 2024, the Company recorded the interest expense of $143,819 and $213,673, respectively. For three months ended June 30, 2025 and 2024, the Company recorded the interest expense of $78,657 and $91,138, respectively

Note 8 - Other Current Liabilities

As of June 30, 2025 and December 31, 2024, the components of other current liabilities included the followings:

	June,	December 31,
	2025	2024

Employee compensation and benefits	$138,607	$113,099
Tax payable	224,988	220,796
Interest expense	202,863	100,376
Other Payables	229,505	139,912
Other current liability, net	795,963	574,183

Note 9– Related Party Transactions

Purchase

In order to reduce the purchase cost and enhance the purchase power, the Company purchases the main raw materials from Yongliansen Import and Export Trading Company (“Yongliansen”) and Shanghai Haozong Rubber & Plastic Technology Co., Ltd. (“Shanghai Haozong”), and also purchases equipment and rubber products under indirect supply model from Shanghai Huaxin Economic and Trade Co., Ltd. (“Shanghai Huaxin”) during the six months ended June 30, 2025 and 2024. The Company’s founder holds minor equity interests of the three suppliers directly or indirectly and one of the Company directors, Mr. Jun Tong holds 30% ownership of Shanghai Haozong.

For six months ended June 30, 2025 and 2024, the Company purchased raw materials from Yongliansen (“Vendor C”) in the total amount of $Nil and $Nil, respectively. As of June 30, 2025 and December 31, 2024, the Company advanced Yongliansen $234,574 and $230,204, respectively, mainly for raw material purchases. On November 30, 2020, RLSP advanced RMB 15 million or $2,054,907 as a deposit (the “Deposit”) to Yongliansen in order to lock-down our premium customer position among all customers of Yongliansen and maintain a long-term business relationship. The Deposit bears no interest and is due on demand. Due to less procurement of raw materials made from Yongliansen in 2022, RLSP requested Yongliansen to refund the Deposit, and Yongliansen agreed to fully refund RLSP by December 31, 2022. On December 15, 2022, RLSP and Yongliansen entered into a Payment Agreement, among which Yongliansen requested to extend the repayment date of the Deposit to April 30th, 2024, and RLSP has agreed to grant such extension request. Yongliansen, and Shanghai Huaxin signed a Tripartite Payment Agreement (the “TPA”) on May 6, 2024. Under the terms of the TPA, RLSP, Yongliansen, and Shanghai Huaxin (“Vendor B”) have agreed that the advance of $2,054,907 or RMB 15 million from RLSP to Yongliansen will be directly remitted from Yongliansen to Shanghai Huaxin. This remittance serves as payment to settle the payable amount owed to Shanghai Huaxin by RLSP. In May 2024, the RMB 15 million or $2,054,907 has been offset with the balance due to Shanghai Huaxin, with $Nil deposit to vendor as of June 30, 2025.

For six months ended June 30, 2025 and 2024, the Company purchased $Nil and $4,900,879 rubber products from Shanghai Haozong (“Vendor A”) respectively. As of June 30, 2025 and December 31, 2024, $5,984,679 and $5,873,177 accounts payable due to Shanghai Haozong, respectively.

For six months ended June 30, 2025 and 2024, RLSP purchased $Nil and $ Nil rubber products and equipment from Shanghai Huaxin (“Vendor B”), respectively.

On December 25, 2021, RLSP signed a Payment Extension Agreement with Shanghai Huaxin regarding outstanding account payable balance, which was amended on August 14, 2022. Under the amended Payment Extension Agreement, RLSP and Shanghai Huaxin both agreed that the $6,835,124 accounts payable as of June 30, 2022 shall be paid based on the agreed-upon payment schedule, of which $746,480 accounts payable should be paid before December 31, 2022. During the years ended December 31, 2023 the, Company has paid $628,003 (RMB4,440,000). The remaining balance of $4,595,380 shall be paid by the end of April 30, 2024 per the Payment Extension Agreement. According to the Tripartite Payment Agreement (the “TPA”) entered on May 6, 2024, the deposit to Yongliansen of RMB 15 million or $2,054,907 has been offset with the balance due to Shanghai Huaxin, for year ended December 31, 2024. As of June 30, 2025 and December 31, 2024, $1,321,339 and $1,296,721 accounts payable due to Shanghai Huaxin, respectively.

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

RLSP held advances from Hangzhou Xinsen in the amounts of $18,209 and $17,870 as of June 30, 2025 and December 31, 2024 respectively.

For six months ended June 30, 2025 and 2024, RLSP had indirect sales through Xinsen Group that were sold to two certified first-tier suppliers of the Auto Manufacturers $Nil and $4,912,365 respectively. For three months ended June 30, 2025 and 2024, the total indirect sales through Xinsen Group to the same downstream two customers were $Nil and $1,957,758, respectively. As of June 30, 2025 and December 31, 2024, the accounts receivable due from Shanghai Xinsen were and $8,453,082 and $8,295,591 respectively. Since the end of 2021, Shanghai Xinsen received some payments from their customers in the form of bank notes with expiration period between three to six months. However, RLSP does not accept bank notes as payments and agreed to temporarily extend the payment terms to four months from two months after negotiated with Shanghai Xinsen. Due to a 2024 construction-related lawsuit with Zhejiang Fengrong that led to the freezing of our accounts, the collection of this receivable has been mutually deferred until the account freeze is lifted, which is expected no later than November, 2025.

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

Sales under OEM Supply Model

Starting in October 2024, the Company established an OEM supply model in collaboration with Shanghai Xinsen. Under this arrangement, Shanghai Xinsen receives OEM manufacturing orders from customers and outsources them to us. We provide the necessary labor and equipment to process raw materials into finished products. In return, we charge Shanghai Xinsen a processing fee, calculated based on the cost per individual part and settled on a monthly basis. For the six months ended June 30, 2025 and 2024, RLSP’s OEM supply sales through Shanghai Xinsen totaled $Nil and $Nil.

Others

As of June 30, 2025 and December 31, 2024, the Company’s founder and officer funded the Company and RLSP in the total amount of $3,908,337 and $3,762,422 for its daily operation, respectively. The payable amounts bear no interest rate and due on demand. During the six months ended June 30, 2025 and 2024, the Company transferred cash in the amount of $Nil and $130,000 respectively to RLSP as capital contribution for its daily operation. As a result, the unpaid registered capital of RLSP was reduced to $17,639,085 (RMB128 million) in China. The cash transfer has been approved by Agricultural Bank of China, Fenghua Branch, which is authorized by the State Administration of Foreign Exchange (the “SAFE”).

Note 10 – Shareholders’ Equity

RLSP was established on July 8, 2019 with registered capital of $20 million. As of June 30, 2025 and 2024, $2,230,915 and $2,230,915 cash has been transferred from the Company to RLSP as capital contribution, respectively.

From May to July 2023, the Company issued 133,000 shares of common stocks at $3.00 per share pursuant to the private placements with ten individuals for cash. The total $399,000 subscriptions were fully received as of June 30, 2025. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

Note 11 - Commitment and Contingencies

On August 5, 2022, RLSP signed a Construction Engineering Contract (the “Project”) with Zhejiang Fengrong Construction Co., Ltd (“Zhejiang Fengrong”, a.k.a “Ningbo Rongsen”) to construct a factory and a new production line with an annual production capacity of up to four million sets of automotive seals. The budget of the Project is around $4,931,105 (RMB 35 million), and the Project was completed on October 25, 2023. As of December 31, 2023, RLSP has paid Zhejiang Fengrong a total of $2,395,142 (RMB 17 million) for the Project. The Project was subsequently audited by Ningbo Zhongxin Engineering Management Co., Ltd., which initially appraised the Project at US $6,519,991 (RMB 46,277,593). Based on this appraisal, RLSP signed a Settlement Payment Agreement with Zhejiang Fengrong on January 7, 2024, setting the final settlement price at US $7,171,990 (RMB 50,905,352).

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

In March, 2024, RLSP filed a complaint against Zhejiang Fengrong with the Ningbo Fenghua District People’s Court of China, challenging the overvalued construction costs of our newly constructed factory. The case has been filed with the case number being (2024) Zhejiang 0213 Minchu No. 2289

Concurrently with the RLSP filing mentioned above, Zhejiang Fengrong also filed a complaint against RLSP with the Ningbo Fenghua District People’s Court demanding RLSP to pay full construction costs, overdue penalty, attorney fees and other costs totaling US$7,163,361 (RMB50,844,103.89). The Ningbo Fenghua District People’s Court accepted the case filing. Zhejiang Fengrong claimed that RLSP shall pay in accordance with the Settlement Payment Agreement and RLSP shall be responsible for the late payment.

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

There have been no significant changes regarding the legal matters noted above during this reporting period.

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

For the six months ended June 30, 2025 and 2024, the provision for income taxes was $Nil and $(8,587), respectively. As of June 30, 2025 and December 31, 2024, the income tax payables were $224,988 and $220,796, respectively.

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for six months ended June 30, 2025 and 2024:

	Six months ended June 30,
	2025	2024
	(Unaudited)
U.S. federal income tax rate	21.0%	21.0%
Tax rate difference	4.0%	4.0%
Tax except	-%	-%
Nontaxable items	-%	-%
GILTI tax	-%	-%
Others	-%	-%
Valuation allowance	(25.0)%	(25.0)%
Effective tax rate	-%	-%

For U.S. income tax purposes, the Company has no cumulative undistributed earnings of foreign subsidiary as of June 30, 2025 after acquired RLSP on May 27, 2021. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the six months ended June 30, 2025 and 2024, no GILTI tax expense was incurred.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of June 30, 2025.

Note 13 - Segment Reporting

We realize revenue primarily through the sale of synthetic rubber, rubber compound, car window seals, auto parts with two sales channels. The Company managed and reviewed its business as two operating and reporting segments: direct supply and indirect supply models.

The business line distribution of the Company’s information as of and for six months as well as three months ended June 30, 2025 and 2024 as following:

	For the six months ended June 30,		For the three months ended June 30,

	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Revenue:
Direct supply model	$-	$-	$-	-
Indirect supply model	-	4,912,365	-	1,957,758
Total	-	4,912,365	-	1,957,758
Gross profit:
Direct supply model	-%	-%	-%	-%
Indirect supply model	-%	0%	-%	1%
Idle Capacity	(100)%	-	(100)%	-
Total	(100)%	(7)%	(100)%	(7)%
Loss from operations:
Direct supply model	-	(268,867)	-	(196,027)
Indirect supply model	-	(33,638)	-	(8,931)
Corporate	(543,152)	(783,110)	(262,978)	(283,673)
Total	(543,152)	(1,085,615)	(262,978)	(488,631)
Net loss
Direct supply model	-	(490,541)	-	(289,575)
Indirect supply model	-	(33,638)	-	(8,931)
Corporate	(686,971)	(783,110)	(341,635)	(268,673)
Total	$(686,971)	$(1,307,289)	$(341,635)	$(582,179)

	June 30,	December 31,
	2025	2024

Reportable assets
Direct supply model	$10,589,638	$10,699,826
Indirect supply model	9,031,272	8,863,009
Corporate	2,131,211	2,135,293
Total	$21,752,121	$21,698,128

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

Overview

Rubber Leaf Inc was incorporated under the laws of the State of Nevada on May 18, 2021. We acquired Rubber Leaf Sealing Products (Zhejiang) Co., Ltd. on May 27, 2021, through an equity transfer between Rubber Leaf LLC and Rubber Leaf Inc. After the acquisition, RLSP became our 100% directly controlled subsidiary and wholly foreign-owned enterprise in China. Currently, all of our business is conducted through RLSP. RLSP was established in Fenghua, Ningo, China and commenced operations in July 2019. RLSP was a wholly-owned subsidiary of Rubber Leaf LLC, a Delaware company organized on June 1, 2018, and Xingxiu Hua was the sole member of Rubber Leaf LLC. RLSP specializes in the production and sales of automotive rubber and plastic sealing strips. We are a well-known auto parts enterprise, and we are also a first-tier supplier of well-known auto brands such as eGT and Volkswagen.

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

Model B (Indirect Supply Model)

RLSP receives the purchase orders from our related parties-Shanghai Xinsen and Xinsen Sealing Products (Hangzhou) Co., Ltd (“Hangzhou Xinsen”) (collectively named as “Xinsen Group” for two companies together). The Company’s Chief Executive Officer, President and Chairperson, Ms. Xingxiu Hua, previously held a 90% ownership interest in Shanghai Xinsen and Shanghai Xinsen holds a 70% ownership interest in Hangzhou Xinsen. Effective October 1, 2022, Ms. Hua reduced her ownership of Shanghai Xinsen from 90% to 15%, and accordingly reduced her indirect ownership of Hangzhou Xinsen from 63% to 10.5%. The Xinsen Group is a rubber product trading expert with 20 years of experience in the auto parts market, who charges 1% of the total sales amount before VAT tax as sales commission before September 30, 2022, and subsequently 0.25% effective from October 1, 2022 after the renegotiation between RLSP and Xinsen Group. The sales commission incurred in each period is recorded as part of selling expenses of the Company. The Xinsen Group serves as a certified second-tier supplier for branded Automobile Manufacturers (“Auto Manufacturers”). A second-tier supplier refers to a supplier that provides products to the first-tier suppliers of the OEM. First-tier suppliers could be suppliers of car doors, rubber and plastic components and other automobile parts. Auto Manufacturers issue consolidated purchase orders for complete sets of rubber and plastic auto parts for a particular model to their first-tier suppliers. These first-tier suppliers subcontract the production of rubber and plastic seals to second-tier suppliers. As a second-tier supplier and a facilitator of production rather than a direct manufacturer, Xinsen Group coordinates with us to fulfill orders. Upon receipt of purchase orders, RLSP procures rubber materials from our vendors. The production process involves outsourcing to third-party manufacturers for either work-in-process products (“WIP”) or finished products, based on management’s decisions in response to operational circumstances.

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

Result of Operations

Comparison of the Three Months Ended on June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended on June 30, 2025 and 2024:

	For three months ended on June 30,
	2025	2024	Changes

Sales	$-	$-	$-
Sales-related parties	-	1,957,758	(1,957,758)
Total	-	1,957,758	(1,957,758)

Cost of sales	-	1,947,951	(1,947,951)
Loss on factory relocation	-	167,964	(167,964)
Loss on idle capacity	157,923	-	157,923
Total cost of sales	157,923	2,115,915	(1,957,992)
Gross loss	(157,923)	(158,157)	234

Operating Expenses
Selling expenses	-	6,590	(6,590)
General & administrative expenses	105,055	323,884	(218,829)
Total operation expenses	105,055	330,474	(225,419)
Loss from operation	(262,978)	(488,631)	225,653

Other income (expense):
Interest expense	(78,657)	(91,138)	12,481
Other expense, net	-	(2,410)	2,410
Total other expenses, net	(78,657)	(93,548)	14,891

Net loss before income taxes	(341,635)	(582,179)	240,544
Income tax benefit	-	(8,587)	8,587
Net loss	$(341,635)	$(573,592)	$231,957

Sales Revenue

Sales revenue for the three months ending on June 30, 2025 and 2024 amounted to $Nil and $1,957,758, respectively, marking a decrease of $2.0 million or 100% year over year. The substantial decline was primarily attributable to a construction-related lawsuit with Zhejiang Fengrong, which led to the freezing of the Company’s bank accounts. As a result, the Company was compelled to temporarily suspend all business operations of RLSP, including its sales activities. The management of the Company anticipates resuming business operations in September 2025.

Cost of Sales

Cost of sales were $157,923 and $2,115,915 for the three months ended June 30, 2025 and 2024, respectively, a decrease of $1.9 million, or 100% year over year. The decrease in cost of sales was directly linked to the suspension of business operations during the second quarter of 2025.

Gross loss

Gross loss were $(157,923) and $(158,157) for the three months ended on June 30, 2025 and 2024, respectively. Our revenue and gross profit margin were presented as below:

	For the three months ended June 30,
	2025	2024	changes
Revenue:
Direct supply model	$-	$-	$-
Indirect supply model	-	1,957,758	(1,957,758)
Total	-	1,957,758	(1,957,758)

Gross profit margin:
Direct supply model	-%	-%	-%
Indirect supply model	-%	(1)%	1%
Idle capacity	(100)%	-	(100)%
Total	(100)%	(8)%	(92)%

As stated above, due to the lawsuit with Zhejiang Fengrong, we were compelled to temporarily suspend all business operations, including our sales activities in the second quarter of 2025.

Selling expenses

Selling expenses were $Nil and $6,590 for the three months ended June 30, 2025 and 2024, respectively, with a decrease of 6,590 or 100 % year over year. The reduction was primarily due to the temporary suspension of all sales activities

General and administrative cost

General and administrative expenses were $105,055 and $323,884 for the three months ended June 30, 2025 and 2024, respectively, decrease by $218,829, or 68% year over year. The decrease was mainly attributable to the suspension of business operation in the second quarter of 2025. In contrast, the 2024 period included significant professional service fees related to the Company’s application for uplisting to The Nasdaq Capital Market.

Loss from Operations

For the three months ended June 30, 2025, loss from operations was $(262,978), as compared to loss from operations of $(488,631) for the three months ended June 30, 2024, an increase of $225,653 or 46% year over year. The reduction in operating loss was primarily attributable to the suspension of all business operations during the second quarter of 2025, resulting in significantly lower operating expenses. In contrast, the same period in 2024 was impacted by a lower gross margin and higher general and administrative expenses.

Net loss

As a result of the factors described above, our net loss was $(341,635) for the three months ended June 30, 2025, improved by $231,957 from the net loss of $(573,592) for the three months ended June 30, 2024.

Comparison of the Six Months Ended on June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended on June 30, 2025 and 2024:

	For six months ended on June 30,
	2025	2024	Changes

Sales	$-	$-	$-
Sales-related parties	-	4,912,365	(4,912,365)
Total	-	4,912,365	(4,912,365)

Cost of sales	-	4,908,480	(4,908,480)
Loss on factory relocation	-	358,667	(358,667)
Loss on idle capacity	319,729	-	319,729
Total cost of sales	319,729	5,267,147	(4,947,418)
Gross loss	(319,729)	(354,782)	35,053

Operating Expenses
Selling expenses	-	15,300	(15,300)
General & administrative expenses	223,423	715,533	(492,110)
Total operation expenses	223,423	730,833	(507,410)
Loss from operation	(543,152)	(1,085,615)	542,463

Other income (expense):
Interest expense	(143,819)	(213,673)	69,854
Other expense, net	-	(8,001)	8,001
Total other expenses, net	(143,819)	(221,674)	77,855

Net loss before income taxes	(686,971)	(1,307,289)	620,318
Income tax benefit	-	(8,587)	8,587
Net loss	$(686,971)	$(1,298,702)	$611,731

Sales Revenue

Sales revenue were $Nil and $4,912,365 for the six months ended on June 30, 2025 and 2024, respectively, a decrease of $4.9 million or 100 % year over year. The substantial decline was primarily attributable to a construction-related lawsuit with Zhejiang Fengrong, which led to the freezing of the Company’s bank accounts. As a result, the Company was compelled to temporarily suspend all business operations of RLSP, including its sales activities. The management of the Company anticipates resuming business operations in September 2025.

Cost of Sales

Cost of sales were $319,729 and $5,267,147 for the six months ended on June 30, 2025 and 2024, respectively, a decrease of $4.9 million, or 94% year over year. The decrease in cost of sales was directly linked to the suspension of business operations during half year of 2025.

Gross loss

Gross loss were $(319,729) and $(354,782) for the six months ended on June 30, 2025 and 2024, respectively. Our revenue and gross profit margin were presented as below:

	For the six months ended on June 30
	2025	2024	changes
Revenue:
Direct supply model	$-	-	-
Indirect supply model	-	4,912,365	(4,912,365)
Total	-	4,912,365	(4,912,365)

Gross profit margin:
Direct supply model	-%	-%	-%
Indirect supply model	-%	0%	(0)%
Idle capacity	(100)%	-	(100)%
Total	(100)%	(7)%	(93)%

As stated above, due to the lawsuit with Zhejiang Fengrong, we were compelled to temporarily suspend all business operations, including our sales activities in the half year of 2025.

Selling expenses

Selling expenses were $Nil and $15,300 for six months ended on June 30, 2025 and 2024 respectively, with a decrease of $15,300 or 100% year over year. The reduction was primarily due to the temporary suspension of all sales activities

General and administrative cost

General and administrative expenses were $223,423 and $715,533 for the six months ended on June 30, 2025 and 2024, respectively, decreased by $492,110, or 69% year over year. The decrease was mainly attributable to the suspension of business operation in the half year of 2025. In contrast, the 2024 period included significant professional service fees related to the Company’s application for uplisting to The Nasdaq Capital Market.

Loss from Operations

For the six months ended on June 30, 2025, loss from operations was $(543,152), as compared to loss from operations of $(1,085,615) for the six months ended on June 30, 2024, a increase of $542,463 or 50% year over year. The reduction in operating loss was primarily attributable to the suspension of all business operations during the second quarter of 2025, resulting in significantly lower operating expenses. In contrast, the same period in 2024 was impacted by a lower gross margin and higher general and administrative expenses.

Net Loss

As a result of the factors described above, our net loss was $(686,971) for the six months ended on June 30, 2025, increased by $611,731 from the net loss of $(1,298,702) for the six months ended on June 30, 2025.

Liquidity and Capital Resources

As of June 30, 2025, we had an accumulated deficit of $(6,108,496). As of June 30, 2025, we had cash of $13,418 and negative working capital of $(14,814,397), compared to cash of $12,273 and a negative working capital of $(14,263,400) on December 31, 2024. The decrease in the working capital was primarily due to the increased borrowings and other payables to related parties of the Company. These factors and our ability to raise additional capital to accomplish our objectives raises substantial doubt about our ability to continue as a going concern. We do not believe we will have sufficient capital to fund our operations and capital expenditure requirements for the next twelve months from the date the consolidated financial statements are issued and beyond.

We did not enter into any financing agreements or arrangements or obtain funds from any financing activities for the six month period ended June 30, 2025. During the fiscal year 2024, RLSP obtained a one-year bank loan of $1,391,285 (RMB 10 million) and $2,772,272 RMB (20 million) from the Industrial and Commercial Bank of China, Ningbo National Gaoxin Branch, at an annual interest rate of 3.55%. This loan matured on April 1, 2025. RLSP and the Industrial and Commercial Bank of China, Ningbo National Gaoxin Branch entered into an extension agreement on March 27, 2025 to extend the maturity date to April 1, 2026. As of June 30, 2025 and December 31, 2024, the outstanding balance of this loan amounted to $4,187,839 (RMB 30 million) and $4,109,815 (RMB 30 million).

In addition, during the fiscal year 2024, RLSP secured approval for a line of credit (“LOC”) from the Industrial and Commercial Bank of China, Ningbo National Gaoxin Branch, with a total amount of $7.75 million (RMB 56 million), using its new factory building and land use right located at Qixing Road, Weng’ao Industrial Zone, Chunhu Subdistrict, Fenghua District, Ningbo, Zhejiang, China as collateral pledged. The LOC can be utilized through separate loans and has a term of two years. However, due to an ongoing account freeze resulting from litigation with Zhejiang Fengrong, RLSP has not yet opted to utilize this facility. Our legal counsel is in the process of preparing an appeal to the Zhejiang Provincial High Court. Once the appeal is filed, all current enforcement actions, including the account freeze, will be suspended, allowing us to resume normal operations. Per the discussion with our legal counsel, our management believes that it is probable that we will achieve a favorable resolution.

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

(C) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

RUBBER LEAF INC

Date: August 19, 2025	/s/ Xingxiu Hua
Xingxiu Hua, Chief Executive Officer

Date: August 19, 2025	/s/ Hua Wang
Hua Wang, Chief Financial Officer

