Form 10-Q
period 2025-09-30
Rubber Leaf Inc
filed 2025-11-19
CIK 1893657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 19, 2025, the Registrant had 41,109,458 shares of common stock, $0.001 par value, issued and outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RUBBER LEAF INC

RUBBER LEAF INC

CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash	$12,798	$12,273
Accounts receivables, net	135,822	132,473
Accounts receivables – related parties	9,665,867	8,295,591
Advances to vendors	43,801	47,721
Advances to vendors and other receivables - related parties	238,810	232,922
Inventories, net	743,115	724,791
Other current assets	500,823	486,513
Total current asset	11,341,036	9,932,284
Noncurrent assets:
Plant and equipment, net	9,607,094	9,862,914
Intangible assets, net	1,919,056	1,902,930
Total Assets	$22,867,186	$21,698,128

LIABILITIES
Current liabilities:
Loan Payable	$4,886,989	$4,766,482
Borrowings– related party	183,318	178,797
Accounts payables	7,560,998	7,374,250
Accounts payables – related parties	8,496,245	7,187,767
Other payable - related party	3,915,301	3,769,934
Advances from customers	352,975	344,271
Other current liabilities	894,517	574,183
Total current liabilities	26,290,343	24,195,684

Total Liabilities	26,290,343	24,195,684

Commitment and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock: 40,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: 100,000,000 shares authorized, 41,109,458 shares and 41,109,458 shares issued and outstanding as of September 30, 2025 and December 31, 2024	41,110	41,110
Additional paid-in capital	2,799,035	2,799,035
Accumulated deficit	(6,350,083)	(5,421,529)
Accumulated other comprehensive income	86,781	83,828
Total stockholders’ deficit	(3,423,157)	(2,497,556)
Total Liabilities and Stockholders’ Deficit	$22,867,186	$21,698,128

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	For the nine months ended September 30,		For the three months ended September 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Sales	$-	$2,107	$-	$2,107
Sales-related parties	1,144,263	6,913,939	1,144,263	2,001,574
Total	1,144,263	6,916,046	1,144,263	2,003,681

Cost of sales	1,110,947	6,921,186	1,110,947	2,012,707
Cost of OEM	-	9,317	-	9,317
Loss on factory relocation	-	359,549	-	882
Loss on idle capacity	479,345	161,903	159,616	161,902
Total cost of sales	1,590,292	7,451,955	1,270,563	2,184,808
Gross loss	(446,029)	(535,909)	(126,300)	(181,127)

Operating expenses
Selling expenses	-	20,311	-	5,011
General & administrative expenses	265,823	929,165	42,400	213,632
Total operation expenses	265,823	949,476	42,400	218,643
Loss from operation	(711,852)	(1,485,385)	(168,700)	(399,770)

Other income (expense):
Interest expenses	(216,702)	(288,385)	(72,883)	(74,712)
Other expense, net	-	(8,021)	-	(20)
Total other expenses, net	(216,702)	(296,406)	(72,883)	(74,732)

Net loss before income taxes	$(928,554)	$(1,781,791)	$(241,583)	$(474,502)
Income tax benefit	-	(8,608)	-	(21)
Net loss	$(928,554)	$(1,773,183)	$(241,583)	$(474,481)

Foreign currency translation, net of tax	2,953	(4,755)	(640)	38,771
Comprehensive loss	(925,601)	(1,777,938)	(242,223)	(435,710)

Earnings per share
Basic and diluted loss per share	$(0.02)	$(0.04)	$(0.01)	$(0.01)
Weighted average common shares outstanding	41,109,458	41,109,458	41,109,458	41,109,458

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stocks		Common Stocks		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	income (loss)	Deficit
Balance at December 31, 2023	-	$-	41,109,458	$41,110	$2,799,035	$(3,217,901)	$119,651	$(258,105)
Net loss	-	-	-	-	-	(1,773,183)		(1,773,183)
Foreign currency translation, net tax	-	-	-	-	-	-	(4,755)	(4,755)
Balance at September 30, 2024 (Unaudited)			41,109,458	$41,110	$2,799,035	$(4,991,084)	$114,896	$(2,036,043)

	Preferred Stocks		Common Stocks		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	income (loss)	Deficit
Balance at December 31, 2024	-	$-	41,109,458	$41,110	$2,799,035	$(5,421,529)	$83,828	$(2,497,556)
Net loss	-	-				(928,554)		(928,554)
Foreign currency translation, net tax	-	-					2,953	2,953
Balance at September 30, 2025 (Unaudited)			41,109,458	41,110	2,799,035	(6,350,083)	86,781	(3,423,157)

	Preferred Stocks		Common Stocks		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	income (loss)	Deficit
Balance at June 30, 2024 (Unaudited)			41,109,458	$41,110	$2,799,035	$(4,516,603)	$76,125	$(1,600,333)
Net loss						(474,481)		(474,481)
Foreign currency translation, net tax							38,771	38,771
Balance at September 30, 2024			41,109,458	$41,110	$2,799,035	$(4,991,084)	114,896	(2,036,043)

	Preferred Stocks		Common Stocks		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	income (loss)	Deficit
Balance at June 30, 2025			41,109,458	$41,110	$2,799,035	(6,108,500)	87,421	(3,180,934)
Net loss						(241,583)		(241,583)
Foreign currency translation, net tax							(640)	(640)
Balance at September 30, 2025 (Unaudited)			41,109,458	41,110	2,799,035	(6,350,083)	86,781	(3,423,157)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30
	2025	2024
	(Unaudited)
Cash flow from operating activities
Net loss	(928,554)	(1,773,183)
Adjustments to reconcile loss to net cash (used in) provided by operating activities:
Depreciation and amortization	529,627	523,829
Changes in operating assets and liabilities:
Account receivables	-	(2,381)
Account receivables – related parties	(1,160,544)	(3,267,107)
Advances to vendors - related party	5,000	(27,798)
Advance to vendors	(1,977)	2,026,571
Other current assets		(10,891)
Inventories	-	15,004
Account payable	306	11,165
Accounts payable - related parties	1,126,754	136,707
Other current liabilities	303,386	134,606
Net cash used in operating activities	(126,002)	(2,233,478)

Cash flow from investing activities
Loan receivable	-	(194,536)
Purchase of equipment and factory construction	-	(41,686)
Net cash used in investing activities	-	(236,222)

Cash flow from financing activities
Borrowings from related parties loan payable	125,782	1,029,183
Borrowings from loans payable	-	6,072,312
Repayments on loans payable	-	(4,645,697)
Net cash provided by financing activities	125,782	2,455,798

Effect of exchange rate changes	745	833
Net increase (decrease) in cash and cash equivalents	525	(13,069)
Cash, beginning balance	12,273	41,687
Cash, ending balance	$12,798	$28,618

Supplemental disclosures of cash flow
Interest paid	$-	$224,479
Income taxes paid	$-	$19,046

The accompanying notes are an integral part of these consolidated unaudited consolidated financial statements.

RUBBER LEAF INC

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Note 1 - Organization and Description of Business

Rubber Leaf Sealing Products (Zhejiang) Co., Ltd. (the “RLSP”) was established on July 8, 2019, and is located in Fenghua District, Ningbo, Zhejiang province, the People’s Republic of China (“PRC”). It is engaged in the import and export trade, production and sales of synthetic rubber, rubber compound, car window seals, auto parts, and other related products. It has an integrated machinery production plant in the PRC. RLSP, is a first-tier supplier to certain automobile manufacturers, including Dongfeng Motor and French Renault. RLSP has a registered capital of $20 million which is required to be contributed under PRC regulations, and is a wholly foreign-owned enterprise.

Rubber Leaf Inc (the “Company” or “RLI”) was incorporated under the laws of the State of Nevada on May 18, 2021 by Ms. Xingxiu Hua, the sole shareholder of RLSP. On May 27, 2021, the Company entered a share exchange agreement with Ms. Hua, pursuant to which, the Company issued 40,000,000 shares of common stock to exchange for all of RLSP’s shares. No change of control of RLSP resulted from the execution of the share exchange agreement.

Rubber Leaf Limited (“RLHK”) was incorporated in Hong Kong, China on September 22, 2025, under the Companies Ordinance (Chapter 622 of the Laws of Hong Kong) as a limited liability company. RLHK is a wholly owned subsidiary of the Company and was formed to operate as a regional subsidiary and commercial platform of Rubber Leaf Inc., with a focus on cross-border operations, sales activities, and supply-chain coordination across Asia.

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate the continuation of the Company as a going concern. The Company currently has an accumulated deficit of $(6,350,083) as of September 30, 2025. The Company has negative working capital of $(14,949,307) as of September 30, 2025. The Company has not established a stabilized source of gross profit sufficient to cover operating costs over a reasonable period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. However, Rubber Leaf Sealing Products (Zhejiang) Co., Ltd. (RLSP) currently has access to a remaining unused loan facility of RMB 26 million (about USD $3.6 million) from the Industrial and Commercial Bank of China, Ningbo National Brand (the same branch that granted the RMB million line of credit described in Note 7) However, due to an ongoing account freeze resulting from litigation with Zhejiang Fengrong Construction Co., Ltd (“Zhejiang Fengrong”, a.k.a “Ningbo Rongsen”), RLSP has not yet been able to utilize this facility. Our legal counsel is in the process of preparing an appeal to the Zhejiang Provincial High Court. We understand from our legal counsel that, under applicable procedures, once the appeal is filed, it is expected that enforcement actions, including the account freeze, may be suspended, allowing RLSP ‘s return to resume normal operations. Our lawyers have advised us that they believe there are reasonable grounds to seek a favorable resolution. If necessary, management intends to utilize this credit facility to meet financial obligations, thereby seeking to mitigate any potential impact on business continuity. Management also anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in obtaining additional financing, resolving the pending litigation, or otherwise becoming financially viable and able to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements. With respect to the unaudited financial statements as of and for the nine months ended September 30, 2025, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ended December 31, 2025.

The consolidated financial statements include the accounts of Rubber Leaf Inc, the parent company and its wholly owned subsidiary in China - Rubber Leaf Sealing Products (Zhejiang) Co., Ltd, and wholly owned subsidiary in Hong Kong - Rubber Leaf Limited. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates. Significant estimates are used in the collectability of accounts receivable, the useful lives and impairment of long-lived assets, the valuation of deferred tax assets, inventories reserve and provisions for income taxes, among others.

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

Model B (Indirect Supply Model)

The Company proceeds its indirect supply model through both RLSP and RLHK, whom receive the purchase orders from our related parties-Shanghai Xinsen and Xinsen Sealing Products (Hangzhou) Co., Ltd (“Hangzhou Xinsen”) (collectively named as “Xinsen Group” for two companies together). The Company’s Chief Executive Officer, President and Chairperson, Ms. Xingxiu Hua, previously held a 90% ownership interest in Shanghai Xinsen and Shanghai Xinsen holds a 70% ownership interest in Hangzhou Xinsen. Effective October 1, 2022, Ms. Hua reduced her ownership of Shanghai Xinsen from 90% to 15%, and accordingly reduced her indirect ownership of Hangzhou Xinsen from 63% to 10.5%. The Xinsen Group serves as a certified second-tier supplier for branded Automobile Manufacturers (“Auto Manufacturers”). A second-tier supplier refers to a supplier that provides products to the first-tier suppliers of the OEM. First-tier suppliers could be suppliers of car doors, rubber and plastic components and other automobile parts. Auto Manufacturers issue consolidated purchase orders for complete sets of rubber and plastic auto parts for a particular model to their first-tier suppliers. These first-tier suppliers subcontract the production of rubber and plastic seals to second-tier suppliers. As a second-tier supplier and a facilitator of production rather than a direct manufacturer, Xinsen Group coordinates with us to fulfill orders. Upon receipt of purchase orders, RLSP procures rubber materials from our vendors. The production process involves outsourcing to third-party manufacturers for either work-in-process products (“WIP”) or finished products, based on management’s decisions in response to operational circumstances.

We employ two distinct forms of outsourced processing under Model B.

1)	RLSP purchases raw materials and subcontracts production to third-party manufacturers for WIP. Once WIP is finished and delivered to RLSP’s warehouse, RLSP performs certain manual processes, such as welding and constructing in order to meet the specification of the purchase orders. The completion of the final products is contingent upon a rigorous quality inspection conducted by RLSP, ensuring they meet the highest standards.

2)	RLSP and RLHK purchases raw materials and subcontracts third party manufacturers to produce finished products. RLSP will trace and observe each step of production undertaken by third-party manufacturers, with a primary focus on the final quality control step.

The finished products are delivered to the warehouses of Xinsen Group’s upstream first-tier suppliers, either from our locations or those of the third-party manufacturers. Quality inspection is carried out by assigned inspectors from Xinsen Group upon delivery. Both RLSP and RLHK fulfills their obligation when the finished products reach Xinsen Group’s customers and pass the qualified quality inspection.

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

Concentration risk

The Company maintains cash with banks in the United States of America (“USA”) and PRC. Should any bank holding cash become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In China, a depositor has up to RMB500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”). In the United States, the standard insurance amount is $250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”). In Hong Kong, a depositor has up to HKD800,000 insured by the Hong Kong Deposit Protection Board (“DPB”) under the Deposit Protection Scheme (“DPS”).

Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash and accounts receivable. As of September 30, 2025 and December 31, 2024, $ Nil and $Nil of the Company’s cash held by financial institutions were uninsured, respectively.

Major customers

For the nine months ended September 30, 2025 and 2024, as well as the three months ended September 30, 2025 and 2024 the Company’s revenues from a major customer accounted for more than 10% of the total revenue were as following:

	Nine months ended September 30, 2025		Three months ended September 30, 2025		Nine months ended September 30, 2024		Three months ended September 30, 2024
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Customer B	$1,144,263	100%	$1,144,263	100%	$6,913,939	100%	$2,001,574	100%

	As of September 30, 2025		As of December 31, 2024
	Accounts Receivable	% of Total Accounts Receivable	Accounts Receivable	% of Total Accounts Receivable
Customer B	$9,665,867	99%	$8,295,591	98%

●	Customer B: Shanghai Xinsen Import & Export Co., Ltd (“Shanghai Xinsen”), a related party that sells RLSP’s products to Shanghai Hongyang Sealing Co., Ltd. (“Shanghai Hongyang”) and Wuhu Huichi Auto Parts Co., Ltd. (“Wuhu Huichi”), two unrelated parties of RLSP, RLHK and the Company, and certified first-tier suppliers of Auto Manufacturers.

Major vendors

For the nine months ended September 30, 2025 and 2024, as well as three months ended September 30, 2025 and 2024, the Company made purchases from the major vendors accounted for more than 10% of the total purchases were as following:

	Nine months ended September 30, 2025		Three months ended September 30, 2025		Nine months ended September 30, 2024		Three months ended September 30, 2024
	Amount	% of Total Purchase	Amount	% of Total Purchase	Amount	% of Total Purchase	Amount	% of Total Purchase
Vendor A	$-	-%	$-	-%	$6,912,778	100%	$2,011,899	100%
Vendor C	$1,110,947	100%	$1,110,947	100%	-	-	-	-

	As of September 30, 2025		As of December 31, 2024
	Accounts payable	% of Total Accounts Payable	Accounts payable	% of Total Accounts Payable
Vendor A	$6,021,665	38%	$5,873,177	40%
Vendor C	$890,730	6%	-	-%

●	Vendor A: Shanghai Haozong Rubber & Plastic Technology Co., Ltd. (“Shanghai Haozong”), a related party.
●	Vendor C: Shanghai Yongliansen Import and Export Trading Company (“Yongliansen”), a related party.

Accounts Receivable

Accounts receivables are reported at their net realizable value. Any value adjustments are booked directly against the relevant receivable. We have standard payment terms that generally require payment within approximately 30 to 60 days. Management performs ongoing credit evaluations of its customers. An allowance for potentially uncollectible accounts is provided based on history, economic conditions, and composition of the accounts receivable aging. As of September 30, 2025 and December 31, 2024 no credit risk identified by the management and no allowance for doubtful accounts.

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

Property and equipment

Property and equipment are initially recorded at their historical cost. Repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the following estimated useful lives of the depreciable assets:

●	Land use rights: 50 years
●	Leasehold improvement: shorter of the estimate useful life or lease term
●	Factory and Building: 47 years
●	Factory equipment: 3-20 years
●	Auto vehicles: 4 years
●	Office equipment and furniture: 4-10 years

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

For the nine months ended September 30, 2025 and December 31, 2024, the Company determined there was no impairment of the long-lived assets.

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

The 2017 Tax Reform Act permanently reduces the U.S. corporate income tax rate to a 21% flat rate. In addition, the 2017 Tax Reform Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included in the gross income of the CFCs’ U.S. shareholder income. The tax law in PRC applies an income tax rate of 25% to all enterprises. Hongkong is subjected to 8.25% on the first HK $2 million of assessable profits and 16.5% on profit exceeding HK $2 million.

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

The Company does not have any potentially dilutive instruments as of September 30, 2025 and December 31, 2024, and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2025 and December 31, 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts receivable, advances to vendors, inventories, other current assets, accounts payables, advances from customers and other current liabilities. For short term borrowings and notes payable, the Company concluded the carrying values are a reasonable estimate of fair values because of the short period of time between the origination and repayment and as their stated interest rates approximate current rates available.

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

Foreign Currency

Amounts reported in the consolidated financial statements are stated in United States dollars, unless stated otherwise. The Company’s subsidiary in the PRC uses the Chinese renminbi (RMB) and Hongkong Dollar (HKD) as their functional currency and the holding company - RLI uses the United States dollar as their functional currency. For subsidiaries that use the local currency as the functional currency, all assets and liabilities are translated to United States dollars using exchange rates in effect at the end of the respective periods and the results of operations have been translated into United States dollars at the weighted average rates during the periods the transactions were recognized. Resulting translation gains or losses are recognized as a component of other comprehensive income (loss).

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

Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) in accordance with ASC 220, Income Statement-Reporting Comprehensive Income (ASC 220). Under ASC 220, the Company is required to report comprehensive income (loss), which includes net income (loss) as well as other comprehensive income (loss). The only significant component of accumulated other comprehensive income (loss) as of September 30, 2025 and December 31, 2024 is the currency translation adjustment.

Segment Information

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the executive team, which is comprised of the chief executive officer and the chief financial officer. Based on the financial information presented to and reviewed by the chief operating decision maker in deciding how to allocate the resources and in assessing the performance, the Company has determined that it has two operating and reporting segments based on sales channels – direct supply and indirect supply as of September 30, 2025 and September 30, 2024 and for nine months ended.

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

Note 4 - Inventories

Inventories consisted of raw rubber materials, finished goods of rubber products and others, and are stated at the lower of cost or net realizable value. As of September 30, 2025 and December 31, 2024, inventories consisted of the following:

	September 30, 2025	December 31, 2024
	(Unaudited)
Raw materials	$11,766	$11,476
Finished goods	731,349	713,315
Total	743,115	724,791

Note 5 - Plant and equipment, net

	September 30,	December 31,
	2025	2024
	(Unaudited)
Equipment and machinery	$5,452,935	$5,318,472
Factory and Building	7,168,510	6,991,743
Furniture and office equipment	4,245	4,140
Auto vehicles	23,573	22,991
Leasehold improvement	160,446	156,490
Minus: Accumulated depreciation and amortization	(3,202,615)	(2,630,922)
Property plant and equipment, net	$9,607,094	$9,862,914

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

For the nine months ended September 30, 2025 and 2024, the depreciation and amortization expenses were $498,091 and $490,901, respectively, and $167,675 and $159,891 for the three months ended September 30, 2025 and 2024, respectively.

Note 6 - Intangible asset, net

On October 21, 2020, RLSP entered a purchase contract with the Ninbo government agency in Zhejiang Province, pursuant to which RLSP was assigned the land use rights, for 50 years useful life for land located in Chunhun Street, in Fenghua city, Zhejiang Province, for a total purchase price of $2,064,554 (RMB 13,729,900 at exchange rate of 0.1504). The land use rights are summarized as follows:

Intangible asset, net consists of the following:

	September 30,	December 31,
	2025	2024
	(Unaudited)
Land use rights	$2,132,284	$2,079,704
Less: Accumulated amortization	(213,228)	(176,774)
Intangible asset, net	1,919,056	1,902,930

For the nine months ended September 30, 2025, and 2024, the amortization of land use right was $31,536 and $ 32,928, respectively. For the three months ended September 30, 2025 and 2024, the amortization of land use rights $10,606 and $10,602 respectively.

Note 7 – Loan Payable

On April 30, 2021, RLSP borrowed $774,401 (RMB 5 million) short-term loan from an unrelated entity guaranteed by an individual person. The loan has a monthly interest rate of 1% with the due date on June 15, 2021. Pursuant to the loan agreement, the interest rate will increase to 2% monthly if RLSP is in default of loan terms and the lender may further obtain 5% of RLSP’s ownership. On November 10, 2021, RLSP extended the maturity date of the loan till April 30, 2022 with the other loan terms remain the same and the two parties have verbally agreed to extend the due date to December 31, 2023. On June 12, 2023, a supplemental agreement entered, pursuant to which, the loans are due on demand, with the other loan terms remain the same. As of September 30, 2025 and December 31, 2024, the loan balance were $266,869 (RMB 1.9 million) and $260,288 (RMB 1.9 million), respectively.

On September 1, 2021, RLSP borrowed $154,832 (RMB 1 million) short-term loan from an unrelated individual. The loan has annual interest rate of 13% with due date on August 31, 2022. RLSP has had several round financing transactions with the individual since then. As of September 30, 2025 and December 31, 2024, the individual loan balances were $37,221 (RMB 0.26 million) and $36,303 (RMB 0.26 million) respectively. RMB265,000, (approximately USD $36,303 as of December 31, 2024) of the loan balance has no contractual maturity date. The Company may repay this portion of loan at anytime, and it no longer bear interest.

On September 1, 2021, RLSP borrowed $247,732 (RMB 1.6 million) short-term loan from an officer of RLSP. The loan has an annual interest rate of 8% with due date on August 31, 2022. RLSP borrowed $152,359 and $Nil during 2023 and 2022, and repaid $28,263 and $69,256 back during 2023 and 2022, respectively. As of September 30, 2025 and December 31, 2024, the loan balances were $183,318 (RMB 1.3 million) and $178,797 (RMB 1.3 million), respectively. The loan was extended to December 31, 2023 on March 11, 2023 and the officer has waived loan interest since September 2022. On September 1, 2023, a supplemental agreement entered, pursuant to which, the loans are due on demand, with the other loan terms remain the same.

On November 30, 2021, RLSP borrowed $314,857 (RMB 2 million) mortgage loan from Zhejiang Yongyin Financial leasing Co., Ltd, a subsidiary of Ningbo Fenghua Rural Commercial Bank Co., Ltd, pledged with machinery and equipment RLSP purchased and fully paid with the market value of approximately RMB2.3 million. The loan has two -year term with due date on November 19, 2023. The loan balances were $81,242 and $79,239 as of September 30, 2025 and December 31, 2024, respectively.

On September 14, 2023, RLSP borrowed $2,054,513 (RMB 15 million) a short-term loan from unrelated individual for temporarily fund shortage. The loan bears 2.5% monthly interest rate and has its maturity date of November 30, 2023. RLSP repaid back $1,780,578 (RMB 13 million out of RMB15 million) during September 2023. RLSP paid back $207,920 (RMB 1.5 million) for nine months ended September 30, 2024.There is no maturity date with balance of $70,229 (RMB 0.5 million) and $68,497 (RMB 0.5 million) as of September 30, 2025 and December 31, 2024. After negotiation with the unrelated individual, RLSP extends the timeline to pay off the remaining loans from May 2024 to December 2025.

On October 20 and October 30, 2023, RLSP borrowed $365,245 (RMB 2.6 million) and $353,287 (RMB 2.5 million) short-term loans with a monthly interest rate of 3% from an unrelated individual. On January 16, 2024, RLSP borrowed additional $27,826 (RMB 0.2 million) with a same interest rate of 3% in month, and paid back $519,801 (RMB 3.75 million) in April 2024. The total loan balance was $217,709 (RMB 1.55 million) and $212,340 (RMB 1.55 million) as of September 30, 2025 and December 31, 2024. After negotiation with the unrelated individual, RLSP extended the timeline to pay off the remaining loans from May 2024 to December 2025.

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

Subsequently, on March 28, 2024 and April 2, 2024, RLSP obtained a one-year bank loan of $1,391,285 (RMB 10 million) and $2,772,272 RMB (20 million) from the Industrial and Commercial Bank of China, Ningbo National Gaoxin Branch, at an annual interest rate of 3.55%. This loan was drawn from the approved LOC. As of September 30, 2025 and December 31, 2024, the outstanding balance of this loan amounted to $4,213,720 (RMB 30 million) and $4,109,815 (RMB 30 million). On March 27, 2025, this loan was extended for another year and will be matured on April 1, 2026.

Interest expense primarily consists of the interest incurred on the bank loans, commercial & individual loans and minor bank service charges. For nine months ended September 30, 2025 and 2024, the Company recorded the interest expense of $216,702 and $288,385, respectively. For three months ended September 30, 2025 and 2024, the Company recorded the interest expense of $72,883 and $74,712, respectively

Note 8 - Other Current Liabilities

As of September 30, 2025 and December 31, 2024, the components of other current liabilities included the followings:

	September,	December 31,
	2025	2024

Employee compensation and benefits	$139,464	$113,099
Tax payable	226,378	220,796
Interest expense	277,378	100,376
Other Payables	251,297	139,912
Other current liabilities, net	894,517	574,183

Note 9– Related Party Transactions

Purchase

In order to reduce the purchase cost and enhance the purchase power, the Company purchases the main raw materials and rubber products from Yongliansen Import and Export Trading Company (“Yongliansen”) and Shanghai Haozong Rubber & Plastic Technology Co., Ltd. (“Shanghai Haozong”), and also purchases equipment and rubber products under indirect supply model from Shanghai Huaxin Economic and Trade Co., Ltd. (“Shanghai Huaxin”) during the nine months ended September 30, 2025 and 2024. The Company’s founder holds minor equity interests of the three suppliers directly or indirectly and one of the Company directors, Mr. Jun Tong holds 30% ownership of Shanghai Haozong.

For nine months ended September 30, 2025 and 2024, the Company purchased rubber products from Yongliansen (“Vendor C”) in the total amount of $1,110,947 and $Nil, respectively. As of September 30, 2025 the Company has $890,730 payable to Yongliansen, and as of December 31, 2024, the Company advanced Yongliansen $230,204, respectively, mainly for raw material and rubber products purchases. On November 30, 2020, RLSP advanced RMB 15 million or $2,054,907 as a deposit (the “Deposit”) to Yongliansen in order to lock-down our premium customer position among all customers of Yongliansen and maintain a long-term business relationship. The Deposit bears no interest and is due on demand. Due to less procurement of raw materials made from Yongliansen in 2022, RLSP requested Yongliansen to refund the Deposit, and Yongliansen agreed to fully refund RLSP by December 31, 2022. On December 15, 2022, RLSP and Yongliansen entered into a Payment Agreement, among which Yongliansen requested to extend the repayment date of the Deposit to April 30th, 2024, and RLSP has agreed to grant such extension request. Yongliansen, and Shanghai Huaxin signed a Tripartite Payment Agreement (the “TPA”) on May 6, 2024. Under the terms of the TPA, RLSP, Yongliansen, and Shanghai Huaxin (“Vendor B”) have agreed that the advance of $2,054,907 or RMB 15 million from RLSP to Yongliansen will be directly remitted from Yongliansen to Shanghai Huaxin. This remittance serves as payment to settle the payable amount owed to Shanghai Huaxin by RLSP. In May 2024, the RMB 15 million or $2,054,907 has been offset with the balance due to Shanghai Huaxin, with $Nil deposit to vendor as of September 30, 2025.

For nine months ended September 30, 2025 and 2024, the Company purchased $Nil and $ 6,912,778 rubber products from Shanghai Haozong (“Vendor A”) respectively. As of September 30, 2025 and December 31, 2024, $6,021,665 and $5,873,177 accounts payable due to Shanghai Haozong, respectively.

For nine months ended September 30, 2025 and 2024, RLSP purchased $Nil and $ Nil rubber products and equipment from Shanghai Huaxin (“Vendor B”), respectively.

On December 25, 2021, RLSP signed a Payment Extension Agreement with Shanghai Huaxin regarding outstanding account payable balance, which was amended on August 14, 2022. Under the amended Payment Extension Agreement, RLSP and Shanghai Huaxin both agreed that the $6,835,124 accounts payable as of June 30, 2022 shall be paid based on the agreed-upon payment schedule, of which $746,480 accounts payable should be paid before December 31, 2022. During the years ended December 31, 2023 the, Company has paid $628,003 (RMB4,440,000). The remaining balance of $4,595,380 was original scheduled to be paid by April 30, 2024 under the Payment Extension Agreement. According to the Tripartite Payment Agreement (the “TPA”) entered into on May 6, 2024, the deposited to Yongliansen of RMB 15 million or (approximately $2,054,907) was offset against the balance due to Shanghai Huaxin for year ended December 31, 2024. As of September 30, 2025 and December 31, 2024, $1,329,505 and $1,296,721 accounts payable due to Shanghai Huaxin, respectively.

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

RLSP held advances from Hangzhou Xinsen in the amounts of $18,322 and $17,870 as of September 30, 2025 and December 31, 2024 respectively.

For nine months ended September 30, 2025 and 2024, the Company had indirect sales through Xinsen Group that were sold to two certified first-tier suppliers of the Auto Manufacturers $1,144,263 and $6,913,939 respectively. For three months ended September 30, 2025 and 2024, the total indirect sales through Xinsen Group to the same downstream two customers were $1,144,263 and $2,001,574, respectively. As of September 30, 2025 and December 31, 2024, the accounts receivable due from Shanghai Xinsen were and $9,665,867 and $8,295,591 respectively. Since the end of 2021, Shanghai Xinsen received some payments from their customers in the form of bank notes with expiration period between three to six months. However, RLSP does not accept bank notes as payments and agreed to temporarily extend the payment terms to four months from two months after negotiated with Shanghai Xinsen. Due to a 2024 construction-related lawsuit with Zhejiang Fengrong that led to the freezing of our accounts, the collection of this receivable has been mutually deferred until the account freeze is lifted, which is expected to occur no later than December, 2025.

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

Sales under OEM Supply Model

Starting in October 2024, the Company established an OEM supply model in collaboration with Shanghai Xinsen. Under this arrangement, Shanghai Xinsen receives OEM manufacturing orders from customers and outsources them to us. We provide the necessary labor and equipment to process raw materials into finished products. In return, we charge Shanghai Xinsen a processing fee, calculated based on the cost per individual part and settled on a monthly basis. For the nine months ended September 30, 2025 and 2024, RLSP’s OEM supply sales through Shanghai Xinsen totaled $Nil and $2,107.

Others

As of September 30, 2025 and December 31, 2024, the Company’s founder and officer funded the Company and RLSP in the total amount of $3,912,515 and $3,762,422 for its daily operation, respectively. The payable amounts bear no interest rate and due on demand. During the nine months ended September 30, 2025 and 2024, the Company transferred cash in the amount of $Nil and $130,000 respectively to RLSP as capital contribution for its daily operation. As a result, the unpaid registered capital of RLSP was reduced to $17,639,085 (RMB128 million) in China. The cash transfer has been approved by Agricultural Bank of China, Fenghua Branch, which is authorized by the State Administration of Foreign Exchange (the “SAFE”).

Note 10 – Shareholders’ Equity

RLSP was established on July 8, 2019 with registered capital of $20 million. As of September 30, 2025 and 2024, $2,230,915 and $2,230,915 cash has been transferred from the Company to RLSP as capital contribution, respectively.

Rubber Leaf Limited (the “Company” or “RLL”) was incorporated in Hong Kong under the Companies Ordinance (Chapter 622 of the Laws of Hong Kong) as a limited liability company. The Company was established to serve as a regional subsidiary and commercial platform for Rubber Leaf Inc., focusing on cross-border operations, sales, and supply-chain coordination within Asia.

From May to July 2023, the Company issued 133,000 shares of common stocks at $3.00 per share pursuant to the private placements with ten individuals for cash. The total $399,000 subscriptions were fully received as of September 30, 2025. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

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

In March 2024, RLSP filed a complaint against Zhejiang Fengrong with the Ningbo Fenghua District People’s Court of China, challenging the overvalued construction costs of our newly constructed factory. The case has been filed with the case number being (2024) Zhejiang 0213 Minchu No. 2289

Concurrently with the RLSP filing mentioned above, Zhejiang Fengrong also filed a complaint against RLSP with the Ningbo Fenghua District People’s Court demanding RLSP to pay full construction costs, overdue penalty, attorney fees and other costs totaling US$7,163,361 (RMB50,844,103.89). The Ningbo Fenghua District People’s Court accepted the case filing. Zhejiang Fengrong claimed that RLSP shall pay in accordance with the Settlement Payment Agreement and RLSP shall be responsible for the late payment.

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

Note 12 - Income Taxes

The Company, RLI is a Nevada company and subject to the United States federal income tax at a tax rate of 21%. The Company’s subsidiary, RLSP, is incorporated in the PRC and are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes (“EIT”) is generally imposed at 25%. RLHK is in incorporated in Hong Kong and subjected to a profits tax rate of 8.25% on the first HK $2 million of assessable profits and 16.5% on profit exceeding HK $2 million.

For the nine months ended September 30, 2025 and 2024, the provision for income taxes was $Nil and $(8,608), respectively. As of September 30, 2025 and December 31, 2024, the income tax payables were $226,378 and $220,796, respectively.

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
	2025	2024
	(Unaudited)
U.S. federal income tax rate	21.0%	21.0%
Tax rate difference	4.0%	4.0%
Tax except	-%	-%
Nontaxable items	-%	-%
GILTI tax	-%	-%
Others	-%	-%
Valuation allowance	(25.0)%	(25.0)%
Effective tax rate	-%	-%

For U.S. income tax purposes, the Company has no cumulative undistributed earnings of foreign subsidiary as of September 30, 2025 after acquired RLSP on May 27, 2021. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the nine months ended September 30, 2025 and 2024, no GILTI tax expense was incurred.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of September 30, 2025.

Note 13 - Segment Reporting

We realize revenue primarily through the sale of synthetic rubber, rubber compound, car window seals, auto parts with two sales channels. The Company managed and reviewed its business as two operating and reporting segments: direct supply and indirect supply models.

The business line distribution of the Company’s information as of and for nine months as well as three months ended September 30, 2025 and 2024 as following:

	For the nine months ended September 30,			For the three months ended September 30,
	2025	2024		2025	2024
	(Unaudited)			(Unaudited)
Revenue:
Direct supply model	$-	$		$-	-
Indirect supply model	1,144,263		6,913,939	1,144,263	2,001,574
OEM supply model	-		2,107	-	2,107
Total	1,144,263		6,916,046	1,144,263	2,003,681

Gross profit:
Direct supply model	-%		-%	-%	-%
Indirect supply model	3%		(1)%	3%	(1)%
OEM supply model	-		(342)%	-	(342)%
Total	(39)%		(8)%	(11)%	(9)%

Gain (Loss) from operations:
Direct supply model	-		(392,513)	-	(123,646)
Indirect supply model	33,316		(61,222)	33,316	(27,584)
OEM supply model	-		(19,151)	-	(19,151)
Corporate	(745,168)		(1,012,499)	(202,016)	(229,389)
Total	(711,852)		(1,485,385)	(168,700)	(399,770)

Net income (loss)
Direct supply model	-		(688,919)	-	(198,378)
Indirect supply model	33,316		(61,222)	33,316	(27,584)
OEM supply model	-		(19,151)	-	(19,151)
Corporate	(961,870)		(1,003,891)	(274,899)	(229,368)
Total	$(928,554)		$(1,773,183)	$(241,583)	$(474,481)

	September 30,	December 31,
	2025	2024

Reportable assets
Direct supply model	$9,373,976	$10,699,826
Indirect supply model	10,247,630	8,863,009
Corporate	2,130,515	2,135,293
Total	$22,867,186	$21,698,128

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

Result of Operations

Comparison of the Three Months Ended on September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended on September 30, 2025 and 2024:

	For three months ended on September 30,
	2025	2024	Changes

Sales	$-	$2,107	$(2,107)
Sales-related parties	1,144,263	2,001,574	(857,311)
Total	1,144,263	2,003,681	(859,418)

Cost of sales	1,110,947	2,012,707	(901,760)
Cost of OEM	-	9,317	(9,317)
Loss on factory relocation	-	882	(882)
Loss on idle capacity	159,616	161,902	(2,286)
Total cost of sales	1,270,563	2,184,808	(914,245)
Gross loss	(126,300)	(181,127)	54,827

Operating Expenses
Selling expenses	-	5,011	(5,011)
General & administrative expenses	42,400	213,632	(171,232)
Total operation expenses	42,400	218,643	(176,243)
Loss from operation	(168,700)	(399,770)	231,070

Other income (expense):
Interest expense	(72,883)	(74,712)	1,829
Other expense, net	-	(20)	20
Total other expenses, net	(72,883)	(74,732)	1,849

Net loss before income taxes	(241,583)	(474,502)	232,919
Income tax benefit	-	(21)	21
Net loss	$(241,583)	$(474,481)	$232,898

Sales Revenue

Sales revenue for the period ended September 30, 2025, amounted to $1,144,263, compared to $2,003,681 for the same period in 2024, representing a decrease of $859,418, or approximately 43% decreasing year over year. The substantial decline was primarily attributable to a construction-related lawsuit with Zhejiang Fengrong, which led to the freezing of the Company’s bank accounts. As a result, the Company was compelled to temporarily suspend all business operations of RLSP. During the month of September 2025, the Company began its business through the new subsidiary, RLHK with indirect supply mode, which is expected to continue handling such operations for the remainder of the year.

Cost of Sales

Cost of sales totaled $1,270,563 for the period ended September 30, 2025, compared to $2,184,808 for the same period in 2024, a decrease of $914,245, or 42% year over year. The decrease in cost of sales was directly linked to the suspension of business operations during the third quarter of 2025.

Gross loss

Gross loss were $(126,300) and $(181,127) for the three months ended on September 30, 2025 and 2024, respectively. Our revenue and gross profit margin were presented as below:

	For the three months ended September 30,
	2025	2024	changes
Revenue:
Direct supply model	$-	$-	$-
Indirect supply model	1,144,263	2,001,574	(857,311)
OEM supply model	-	2,107	(2,107)
Total	1,144,263	2,003,681	(859,418)

Gross profit margin:
Direct supply model	-%	-%	-%
Indirect supply model	3%	(1)%	4%
OEM supply model	-%	(342)%	342%
Total	(11)%	(9)%	(2)%

As noted above, due to the ongoing lawsuit with Zhejiang Fengrong, we were compelled to temporarily suspend all business operations of RLSP, including sales activities, during the third quarter of 2025. We are currently working with the Company’s legal counsel to prepare an appeal to be submitted to the Zhejiang Provincial Higher People’s Court. Once the appeal is accepted, we expect to lift these suspensions and gradually resume our business operations. In parallel, the Company’s management is also evaluating alternative solutions to address the current operational challenges.

Selling expenses

Selling expenses were $Nil and $5,011 for the three months ended September 30, 2025 and 2024, respectively, representing a decrease of $5,011, or 100%, year over year. This reduction was primarily attributable to the temporary suspension of major sales activities.

The absence of sales commission expense associated with the indirect supply model operated through our Hong Kong subsidiary, Rubber Leaf Limited (“RLHK”), was mainly due to the subsidiary’s early-stage business development. As RLHK was newly incorporated and its commercial activities remained in the pilot phase, no commission arrangements were implemented during the period. The Company intends to assess and formalize a commission structure once the Hong Kong operations achieve a stable and recurring sales scale.

General and administrative cost

General and administrative expenses were $42,400 and $213,632 for the three months ended September 30, 2025 and 2024, respectively, representing a decrease of $171,232, or 80% year over year. The decline was primarily driven by the suspension of RLSP’s business operations during the third quarter of 2025. By contrast, the 2024 period included significant professional service fees incurred in connection with the Company’s application for uplisting to The Nasdaq Capital Market.

Loss from Operations

For the three months ended September 30, 2025, loss from operations was $(168,700), as compared to loss from operations of $(399,770) for the three months ended September 30, 2024, an increase of $231,070 or 58% year over year. The reduction in operating loss was primarily attributable to the suspension of RLSP’s business operations during the third quarter of 2025, resulting in significantly lower operating expenses. In contrast, the same period in 2024 was impacted by a lower gross margin and higher general and administrative expenses.

Net loss

As a result of the factors described above, our net loss was $(168,700) for the three months ended September 30, 2025, improved by $231,070 from the net loss of $(399,770) for the three months ended September 30, 2024.

Comparison of the Nine Months Ended on September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended on September 30, 2025 and 2024:

	For Nine months ended on September 30,
	2025	2024	Changes

Sales	$-	$2,107	$(2,107)
Sales-related parties	1,144,263	6,913,939	(5,769,676)
Total	1,144,263	6,916,046	(5,771,783)

Cost of sales	1,110,947	6,921,186	(5,810,239)
Cost of OEM	-	9,317	(9,317)
Loss on factory relocation	-	359,549	(359,549)
Loss on idle capacity	479,345	161,903	317,442
Total cost of sales	1,590,292	7,451,955	(5,861,663)
Gross loss	(446,029)	(535,909)	89,880

Operating Expenses
Selling expenses	-	20,311	(20,311)
General & administrative expenses	265,823	929,165	(663,342)
Total operation expenses	265,823	949,476	(683,653)
Loss from operation	(711,852)	(1,485,385)	773,533

Other income (expense):
Interest expense	(216,702)	(288,385)	71,683
Other expense, net	-	(8,021)	8,021
Total other expenses, net	(216,702)	(296,406)	79,704

Net loss before income taxes	(928,554)	(1,781,791)	853,237
Income tax benefit	-	(8,608)	8,608
Net loss	$(928,554)	$(1,773,183)	$844,629

Sales Revenue

Sales revenue for the nine months ended September 30, 2025, amounted to $1,144,263, compared to $6,916,046 for the same period in 2024, representing a significant decrease of $5.8 million, or approximately 83% year over year. The substantial decline was primarily attributable to a construction-related lawsuit with Zhejiang Fengrong, which led to the freezing of the Company’s bank accounts. As a result, the Company was compelled to temporarily suspend all business operations of RLSP. During the month of September 2025, the Company began its business through the new subsidiary, RLHK with indirect supply mode, which is expected to continue handling such operations for the remainder of the year.

Cost of Sales

Cost of sales totaled $1,590,292 for the nine months ended September 30, 2025, compared to $7,451,955 in 2024, a decrease of $5.9 million, or 79% year over year. The decrease in cost of sales was directly linked to the suspension of RLSP’s business operations during nine months ended September 30, 2025.

Gross loss

Gross loss were $(446,029) and $(535,909) for the nine months ended September 30, 2025 and 2024, respectively. Our revenue and gross profit margin were presented as below:

	For the nine months ended on September 30
	2025	2024	changes
Revenue:
Direct supply model	$-	-	-
Indirect supply model	1,144,263	6,913,939	(5,769,676)
OEM supply model	-	2,107	2,107
Total	1,144,263	6,916,046	(5,771,783)

Gross profit margin:
Direct supply model	-%	-%	-%
Indirect supply model	3%	(1)%	4%
OEM supply model	-%	(342)%	342%
Total	(39)%	(8)%	(31)%

As stated above, due to the lawsuit with Zhejiang Fengrong, we were compelled to temporarily suspend RLSP’s business operations, including our sales activities for the nine months ended September 30, 2025.

Selling expenses

Selling expenses were $Nil and $20,311 for nine months ended on September 30, 2025 and 2024 respectively, with a decrease of $20,311 or 100% year over year. The reduction was primarily due to the temporary suspension of RLSP’s business operations.

The absence of sales commission expense associated with the indirect supply model operated through our Hong Kong subsidiary, Rubber Leaf Limited (“RLHK”), was mainly due to the subsidiary’s early-stage business development. As RLHK was newly incorporated and its commercial activities remained in the pilot phase, no commission arrangements were implemented during the period. The Company intends to assess and formalize a commission structure once the Hong Kong operations achieve a stable and recurring sales scale.

General and administrative cost

General and administrative expenses were $265,823 and $929,165 for the nine months ended on September 30, 2025 and 2024, respectively, decreased by $663,342, or 71% year over year. The decrease was mainly attributable to the suspension of RLSP’s business operation for the nine months ended September 30, 2025. In contrast, the 2024 period included significant professional service fees related to the Company’s application for uplisting to The Nasdaq Capital Market.

Loss from Operations

For the nine months ended on September 30, 2025, loss from operations was $(711,852), as compared to loss from operations of $(1,485,385) for the nine months ended on September 30, 2024, an increase of $773,532 or 52% year over year. The reduction in operating loss was primarily attributable to the suspension of RLSP’s business operations during the nine months ended September 30, 2025, resulting in significantly lower operating expenses. In contrast, the same period in 2024 was impacted by a lower gross margin and higher general and administrative expenses.

Net Loss

As a result of the factors described above, our net loss was $(928,554) for the nine months ended on September 30, 2025, increased by $844,629from the net loss of $(1,773,183) for the nine months ended on September 30, 2024.

Liquidity and Capital Resources

As of September 30, 2025, we had an accumulated deficit of $(6,350,083). As of September 30, 2025, we had cash of $12,798 and negative working capital of $(14,949,307), compared to cash of $12,273 and a negative working capital of $(14,263,400) on December 31, 2024. The decrease in the working capital was primarily due to the increased borrowings and other payables to related parties of the Company. These factors and our ability to raise additional capital to accomplish our objectives raises substantial doubt about our ability to continue as a going concern. We do not believe we will have sufficient capital to fund our operations and capital expenditure requirements for the next twelve months from the date the consolidated financial statements are issued and beyond.

We did not enter into any financing agreements or arrangements or obtain funds from any financing activities for the nine month period ended September 30, 2025. During the fiscal year 2024, RLSP obtained a one-year bank loan of $1,391,285 (RMB 10 million) and $2,772,272 RMB (20 million) from the Industrial and Commercial Bank of China, Ningbo National Gaoxin Branch, at an annual interest rate of 3.55%. This loan matured on April 1, 2025. RLSP and the Industrial and Commercial Bank of China, Ningbo National Gaoxin Branch entered into an extension agreement on March 27, 2025 to extend the maturity date to April 1, 2026. As of September 30, 2025 and December 31, 2024, the outstanding balance of this loan amounted to $4,213,720 (RMB 30 million) and $4,109,815 (RMB 30 million).

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and President and Chief Financial Officer have concluded that there were material weakness in our internal controls over financial reporting as of September 30, 2025 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The material weakness in our controls and procedure were lack of U.S. generally accepted accounting principles (GAAP) knowledge and segregation duties. Management does not believe that any of these material weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is currently involved in a construction-related dispute filed by the contractor under Case No. (2025) Zhe 0213 Minchu 1313. The claim arises from a decoration and renovation contract, which forms part of the broader construction agreement executed between the parties. The contractor alleges outstanding construction payments pursuant to the terms of that agreement. As the claimed amount is embedded within the overall contract value of the construction project, the specific disputed sum is included within the contractor’s contractual scope. The case is presently under judicial review, and the Company intends to continue asserting its rights and defenses through the appropriate legal procedures.

Expect for the litigation event above, there were no futher reportable litigation events and there have been no material developments to litigation events previously disclosed in our SEC filings during the quarter ended September 30, 2025.

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

(C) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

RUBBER LEAF INC

Date: November 19, 2025	/s/ Xingxiu Hua
Xingxiu Hua, Chief Executive Officer

Date: November 19, 2025	/s/ Hua Wang
Hua Wang, Chief Financial Officer

