Form 10-K
period 2025-12-31
Rubber Leaf Inc
filed 2026-02-06
CIK 1893657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ____________

Commission file number 000-56511

RUBBER LEAF INC

(Exact name of small business issuer as specified in its charter)

Nevada	32-0655276
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

Room 2109, 21/F C C WU BLDG 302-308 HENNESSY ROAD,

WANCHAI, HONG KONG

(Address of principal executive offices) (Zip Code)

+ (852) 2138-1668

(Registrant’s telephone number, including area code)

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

The aggregate market value of the voting and non-voting shares of the Company’s common stock held by non-affiliates as of June 30, 2025 based on the last sale of the Company’s common stock, was approximately $14,357,366.

As of February 6, 2026, the Registrant had 41,109,458 shares of common stock, $0.001 par value, issued and outstanding.

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

ii

PART I

Item 1. Business.

Overview

Rubber Leaf Inc (the “Company”) was incorporated under the laws of the State of Nevada on May 18, 2021. On May 27, 2021, the Company entered into the Share Exchange Agreement with Xingxiu Hua, the Chief Executive Officer, President and Chairperson of the Company, pursuant to which the Company issued 40,000,000 shares of common stock to Ms. Hua in consideration of Ms. Hua’s efforts to procure Rubber Leaf LLC to transfer any and all equity interests in RLSP to the Company. We acquired Rubber Leaf Sealing Products (Zhejiang) Co., Ltd. on July 1, 2021, through an equity transfer between Rubber Leaf LLC and Rubber Leaf Inc. On November 20, 2025, the Company completed the disposition of RLSP through a Share Purchase Agreement (“Agreement”) with Shanghai Yongliansen Import and Export Trading Co., Ltd. (“Yongliansen”), of which our Chief Executive Officer, Ms. Xingxiu Hua, holds 30% of the outstanding equity. Pursuant to the Agreement, we sold all of our then equity interests in RLSP to Yongliansen for cash consideration of US$3,000,000, payable in three installments. RLSP has filed the sale and change of sole shareholder with the State Administration for Market Regulation of the PRC (the “SAMR”) with the official registration date being October 28, 2025. Prior to the disposition of RLSP, we established a wholly owned subsidiary in Hong Kong, Rubber Leaf Limited (“RLHK”), on September 22, 2025, and substantially transferred all principal orders, customer contracts and supply arrangements formerly associated with RLSP to RLHK. RLHK is now the Company’s primary operating entity and continues to conduct business specializing in sales of automotive rubber and plastic sealing strips. We are a well-known auto parts enterprise, and we are also the first-tier supplier of well-known auto brands such as eGT and Volkswagen.

Our principal business address is Room 2109, 21/F C C WU BLDG 302-308 HENNESSY, ROAD, WANCHAI, HONG KONG.

Business Strategy

Our former wholly owned subsidiary RLSP, an automotive rubber and plastic sealing strip manufacturer, has been acknowledged as first-tier supplier to manufacture sealing strips for some auto Original Equipment Manufacturers, such as eGT and Volkswagen. Since December 2019, RLSP has been supplying automotive rubber and plastic sealing strips to eGT, a joint venture between Dongfeng and French Renault. Additionally, RLSP has also been acknowledged as second-tier manufacturer of automotive rubber and plastic sealing strip from some Branded Automobile Manufacturers (the “Auto Manufacturers”). Despite only entering the Chinese automotive sealing strip market in 2019, RLSP’s well known customers and our own unique advantages have allowed us to rapidly expand our market presence and increase our market share.

Prior to the RLSP’s disposition, we transferred all principal orders, customer contracts and supply arrangements formerly associated with RLSP to RLHK.

Recent Developments

The following highlights recent material developments in our business:

●	FAW-Volkswagen Agreements

In October 2023, we entered into a joint research and development agreement, confidentiality agreement and integrity cooperation agreement with FAW-Volkswagen Automotive Company, Ltd. (“FAW-Volkswagen”). Following detailed quotations, technical analyses and cost control proposals in November 2023, and subsequent facility inspections by the customer, FAW-Volkswagen accepted our quotation and technical plan in December 2023.

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

Ms. Hua’s decision to adjust her ownership interest in Shanghai Xinsen forms an integral component of the Group’s comprehensive strategic restructuring initiative. This restructuring was undertaken to enhance operational efficiency, strengthen corporate governance, optimize the Group’s business portfolio, and position the organization for sustainable long-term growth.

As part of this strategic optimization, the Group completed the disposal of RLSP in November 2025. This decision was driven by compelling business considerations: RLSP had accumulated significant outstanding liabilities and was subject to multiple ongoing legal proceedings, which posed material risks to the Group’s financial health and operational stability. The disposal of RLSP represents a prudent measure to eliminate these legacy burdens and mitigate potential future risks to the Group.

Following the disposal of RLSP, the Group has reorganized its commercial operations through RLHK, a newly incorporated entity established on September 22, 2025. RLHK now serves as the primary platform for sales operations and customer-facing activities. This reorganization was designed to achieve several strategic objectives:

Risk Mitigation: Establishment of a clean operational platform free from legacy liabilities and legal encumbrances

Enhanced Governance: Implementation of improved internal controls and compliance frameworks aligned with regulatory requirements

Operational Efficiency: Streamlined business processes and strengthened management capabilities

Strategic Positioning: Creation of a robust foundation to support the Group’s future business development and market expansion

Importantly, these structural adjustments are internal reorganization measures that do not affect the Group’s underlying commercial relationships or market position. The Group maintains well-established and mature business relationships with Shanghai Xinsen, built over many years of successful cooperation. The Group expects its sales volume to Shanghai Xinsen to remain stable and continue at historical levels.

Furthermore, the continuity of end-user demand remains robust. Two of Shanghai Xinsen’s key downstream customers—Shanghai Hongyang and Wuhu Huichi—have consistently utilized the Group’s products over an extended period through their commercial arrangements with Shanghai Xinsen. This established pattern of stable, long-term demand from end-users demonstrates the fundamental strength and resilience of the Group’s market position, independent of internal corporate restructuring activities.

In summary, the Group’s reorganization represents a proactive and strategically sound response to optimize its corporate structure, eliminate legacy risks, and establish a stronger platform for future growth and value creation.

We currently operate with two sales models, the direct supply model and indirect supply model:

Model A (Direct Supply Model)

Following successful on-site inspections by auto OEMs, our operating subsidiary secures listing in its directories as a first-tier supplier that directly provides products to the OEM. For example, eGT is an auto OEM, and we serve as their first-tier supplier. eGT directly signs purchase or supply agreements with our subsidiary. This positions our operating subsidiary to independently procure raw materials, manufacture final products and directly deliver finished goods to the warehouses of the auto OEMs. Our operating subsidiary fulfills its performance obligation upon the delivery of finished products to their warehouses, following a subsequent quality inspection approved by them. Simultaneously, they may request product replacements for disqualified items. Ownership and control of our finished products transfer to customers upon successful inspection and acceptance into an OEM’s warehouse. Revenue recognition occurs upon the transfer of control of our products to a customer, with payments made directly by the OEM.

Model B (Indirect Supply Model)

Our operating subsidiary receives the purchase orders from our related parties-Shanghai Xinsen and Xinsen Sealing Products (Hangzhou) Co., Ltd (“Hangzhou Xinsen”) (collectively named as “Xinsen Group” for two companies together). The Company’s Chief Executive Officer, President and Chairperson, Ms. Xingxiu Hua, previously held a 90% ownership interest in Shanghai Xinsen and Shanghai Xinsen holds a 70% ownership interest in Hangzhou Xinsen. Effective October 1, 2022, Ms. Hua reduced her ownership of Shanghai Xinsen from 90% to 15%, and accordingly reduced her indirect ownership of Hangzhou Xinsen from 63% to 10.5%. The Xinsen Group is a rubber product trading expert with 20 years of experience in the auto parts market, who charges 1% of the total sales amount before VAT tax as sales commission before September 30, 2022, and subsequently 0.25% effective from October 1, 2022 after the renegotiation between RLSP and Xinsen Group. The sales commission incurred in each period is recorded as part of selling expense of the Company. The Xinsen Group serves as a certified second-tier supplier for branded Automobile Manufacturers (“Auto Manufacturers”). A second-tier supplier refers to a supplier that provides products to the first-tier suppliers of the OEM. First-tier suppliers could be suppliers of car doors, rubber and plastic components and other automobile parts. Auto Manufacturers issue consolidated purchase orders for complete sets of rubber and plastic auto parts for a particular model to their first-tier suppliers. These first-tier suppliers subcontract the production of rubber and plastic seals to second-tier suppliers. As a second-tier supplier and a facilitator of production rather than a direct manufacturer, Xinsen Group coordinates with us to fulfill orders. Upon receipt of purchase orders, our operating subsidiary procures rubber materials from our vendors. The production process involves outsourcing to third-party manufacturers for either work-in-process products (“WIP”) or finished products, based on management’s decisions in response to operational circumstances.

We employ two distinct forms of outsourced processing under Model B.

1)	our operating subsidiary purchases raw materials and subcontracts production from third-party manufacturers for WIP. Once WIP is finished and delivered to the warehouse, our operating subsidiary oversights certain manual processes, such as welding and constructing in order to meet the specification of the purchase orders. The completion of the final products is contingent upon a rigorous quality inspection conducted by our operating subsidiary, ensuring they meet the highest standards.

2)	our operating subsidiary purchases raw materials and subcontracts third party manufacturers to produce finished products. Our operating subsidiary will trace and observe each step of production undertaken by third-party manufacturers, with a primary focus on the final quality control step.

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
Direct Supply Model
Sales Order
Indirect Supply Model
1. Distribute to OEMs
2. Invoice to OEMs
1. Distribute to Xinsen Group
2. RLSP sent invoices to Xinsen Group
Payment to RLSP
Payment to RLSP
Rubber Leaf Sealing Products (Zhejiang) Co., Ltd. ("RLSP" or "WOFE")
(A Wholly Foreign-owned Company in PRC)
Sales Order
Invoice to RLSP
Payment to OTPMs
Outsourced Third Party Manufacturers (the "OTPMs")

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

Vendors

To reduce the purchase cost and enhance the purchase power, our subsidiary, our operating subsidiary purchases approximately 93% of the raw materials from Shanghai Haozong Rubber & Plastic Technology Co., Ltd. Mr. Jun Tong, one of the Company’s directors, holds a 30% ownership of Shanghai Haozong. Our current business strategy leads to a significant reliance on Shanghai Haozong for our supply needs.

Following the disposition of RLSP, our Hong Kong operating subsidiary, RLHK, currently sources approximately 70% of its raw materials from Yongliansen and approximately 30% from Shanghai Haozong. These sourcing proportions are subject to change over time. In particular, purchases from Yongliansen have been steadily increasing and may potentially reach up to 100%, while purchases from Shanghai Haozong may decline to approximately 0%.

As a result, our business has become, and may continue to become, substantially dependent on Yongliansen as a primary supplier, consistent with our current business strategy.

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

Government Regulations

Our current wholly owned subsidiary, RLHK, is incorporated and operating in Hong Kong. RLHK has obtained the requisite permissions from Hong Kong authorities to operate its current business in Hong Kong

Corporate History and Structure

 Rubber Leaf Inc was incorporated under the laws of the State of Nevada on May 18, 2021. On May 27, 2021, the Company entered into the Share Exchange Agreement with Xingxiu Hua, the Chief Executive Officer, President and Chairperson of the Company, pursuant to which the Company issued 40,000,000 shares of common stock to Ms. Hua in consideration of Ms. Hua’s efforts to procure Rubber Leaf LLC to transfer any and all equity interests in RLSP to the Company. We acquired Rubber Leaf Sealing Products (Zhejiang) Co., Ltd. on July 1, 2021, through an equity transfer between Rubber Leaf LLC and Rubber Leaf Inc. After the acquisition, RLSP became our 100% directly controlled subsidiary and wholly foreign-owned enterprise in China. All of our business was conducted through RLSP until its disposition on November 20, 2025. RLSP was established in Fenghua, Ningo, China and commenced operations in July 2019. RLSP was the wholly owned subsidiary of Rubber Leaf LLC, a Delaware company organized on June 1, 2018, and Xingxiu Hua, our Chief Executive Officer, President and Chairperson of the Board, was the sole member of Rubber Leaf LLC. RLSP specialized in the production and sales of automotive rubber and plastic sealing strips.

RLSP completed disposition through a Share Purchase Agreement dated November 20, 2025(“Agreement”) with Shanghai Yongliansen Import and Export Trading Co., Ltd. (“Yongliansen”), of which our Chief Executive Officer, Ms. Xingxiu Hua, holds 30% of the outstanding equity. Pursuant to the Agreement, we sold all of our then equity interests in the Former PRC Subsidiary, RLSP to Yongliansen for cash consideration of US$3,000,000, payable in three installments. RLSP has filed the sale and change of sole shareholder with the State Administration for Market Regulation of the PRC (the “SAMR”) with the official registration date being October 28, 2025.

Prior to the disposition of RLSP, we established a wholly owned subsidiary in Hong Kong, Rubber Leaf Limited on September 22, 2025, and substantially transferred all principal orders, customer contracts and supply arrangements formerly associated with RLSP to RLHK. RLHK is now the Company’s primary operating entity and continues to conduct business specializing in sales of automotive rubber and plastic sealing strips. We are a well-known auto parts enterprise, and we are also the first-tier supplier of well-known auto brands such as eGT and Volkswagen.

Our principal business address is Room 2109, 21/F C C WU BLDG 302-308 HENNESSY, ROAD, WANCHAI, HONG KONG.

The following diagram illustrates our corporate structure as of February 6, 2026

Transfer of Cash Through our Group

Our equity structure is a direct holding structure, that is, Rubber Leaf Inc, directly controls . Rubber Leaf Limited, a company established in Hong Kong.

After foreign investors’ funds are remitted to RLI at the close of this offering, the funds can be directly transferred to RLHK.

Until date of the disposition, no cash and other asset transfers have occurred from RLSP to RLI, no dividends or distributions have been made from RLSP to RLI, and RLI has not paid any dividends to investors. As of the date of this Annual Report on Form 10-K, no cash and other asset transfers have occurred from RLHK to RLI, no dividends or distributions have been made from RLHK to RLI, and RLI has not paid any dividends to investors. For the foreseeable future, the Company intends to use any earnings for research and development and to expand its production capacity. As a result, we do not expect to pay any cash dividends.

If RLI intends to distribute dividends, RLI will transfer the dividends from RLHK to RLI in accordance with the laws and regulations of Hong Kong, and then the dividends will be distributed from RLI to all shareholders respectively in proportion to the shares they hold, regardless of whether the shareholders are U.S. investors or investors in other countries or regions.

As of December 31, 2025 and December 31, 2024, our Chief Executive Officer, President and Chairperson of the Board, Ms. Xingxiu Hua and CFO Wanghua, provided loans to the Company and RLHK in the total amount of $ 3,171,929.00 and $ 3,023,625.00 for its daily operation, respectively.

Until date of the disposition, no cash and other asset transfers have occurred from RLSP to RLI, no dividends or distributions have been made from RLSP to RLI, and RLI has not paid any dividends to investors. As of the date of this Annual Report on Form 10-K, no cash and other asset transfers have occurred from RLHK to RLI, no dividends or distributions have been made from RLHK to RLI, and RLI has not paid any dividends to investors. For the foreseeable future, the Company intends to use any earnings for research and development and to expand its production capacity. As a result, we do not expect to pay any cash dividends.

Our Hong Kong subsidiary’s ability to distribute dividends in the future will be based upon its distributable earnings. Under the current practice of the Inland Revenue Department of Hong Kong, dividends paid by RLHK are generally not subject to Hong Kong profits tax. The Mainland China laws and regulations do not currently have any material impact on transfers of cash from RLHK to RLI or from RLI to RLHK. Cash transfers among RLI, RLHK and investors will be conducted in accordance with applicable Hong Kong laws and regulations

In addition, if RLHK incurs debt on its own behalf in the future, the instruments governing such debt may restrict its ability to pay dividends. As of the date of this Annual Report on Form 10-K, other than the transfer of cash in the amount of $ 130,000 from RLI to RLSP as capital contribution for its daily operation in May 2024, and $125,000 and $2,055,415 from RLI to RLSP as capital contribution for its daily operation during the year ended December 31, 2023 and 2022, respectively, there were no material cash flows between RLI and RLSP and for the past two fiscal years, RLSP has not declared any dividends or made other distributions to the Company nor has the Company paid dividends or made other distributions to its shareholders. We intend to retain most of our available funds and any future earnings after this offering and cash proceeds from financing activities, including this offering, to fund the development and growth of our business. As a result, we do not expect to pay cash dividends in the near future.

Human Capital Resources

As of February 6, 2026, we have a total of 10 full time employee.

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

Patents and Trademarks

The Company currently does not own any patents or trademarks.

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

Risks Relating to Our Company and Our Industry

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

We intend to continue to make investments to support our business growth and may require additional funds, beyond those generated by this offering, to respond to business challenges, including the need to enhance our products and services, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in public or private equity, equity-linked or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and respond to business challenges could be significantly impaired, and our business could be adversely affected.

Our business could be negatively affected by rising inflation and interest rates.

Various macroeconomic factors could adversely affect our business, financial condition and results of operations, including changes in inflation, interest rates and overall economic conditions and uncertainties such as those resulting from the current and future conditions in the global financial markets.

For instance, recent inflationary environment has negatively impacted us by slightly increasing (i) our labor costs, through higher wages, (ii) our borrowing costs, through higher interest rates which we expect to continue to increase, and (iii) our other operating costs, such as through higher rates charged by our service suppliers. Supply chain constraints have led to higher inflation, which if sustained, could have a negative impact on our operations. To moderate effects of these increasing costs, we instituted proactive initiatives to optimize efficiencies in our daily operations. We also replaced certain service suppliers with alternatives that offered more competitive rates while not compromising service quality. In addition, we expect to modestly increase the rates we charge our customers in response to the inflationary environment should such inflationary pressures further deteriorate in the near future. However, we cannot assure you that these measures we have taken or will take will be effective, if at all, or that we will be able to effectively mitigate any inflationary pressures in the future. If inflation or interest rates were to significantly increase, our business and the results of operations may be negatively affected.

Interest rates, liquidity of credit markets and volatility of capital markets could also affect our business and results of operations as well as our ability to raise capital on favorable terms, or at all.

Risks Related to Third Parties

We have a high concentration of sales with two major customer, Shanghai Xinsen and Shanghai Huaxin, which is the related party of our founder, Chief Executive Officer, President and Chairperson of the Board, Xingxiu Hua, and contributed approximately 100% and 86% of our total revenues for the years ended December 31, 2025 and December 31, 2024, respectively.

In order to stabilize customer relationships and maintain long-term orders, we authorized Shanghai Xinsen, one of our related parties, to act as our distributor to Shanghai Hongyang Sealing Co., Ltd. (“Shanghai Hongyang”) and Wuhu Huichi Auto Parts Co., Ltd. (“Wuhu Huichi”), two certified first-tier suppliers to automobile manufacturers and unrelated parties of our operating subsidiary and the Company. Our founder, Chief Executive Officer, President and Chairperson of the Board, Xingxiu Hua, holds a 15% ownership interest in Shanghai Xinsen directly. The loss of this distributor could have a material adverse effect on our results of operations unless and until we can replace such customer. The concentration of sales to major customers could subject us to loss of significant revenues in the event that we were to lose one or more of our larger customers.

We, previously, have a high concentration of purchases of raw materials from one major vendor, Shanghai Haozong, which is the related party of one of our directors. 100% and 95% of our total purchases for the years ended December 31, 2024 and December 31, 2023, respectively, was from Shanghai Haozong; and currently, we have 100% purchases of raw materials from Yongliansen.

In order to reduce the purchase cost and enhance its purchase power, our operating subsidiary mainly purchases its raw materials from Yongliansen at present. Our Chief Executive Officer, Xingxiu Hua, holds 30% of the outstanding equity in Yongliansen. Therefore, we are currently substantially reliant on Yongliansen for our raw materials. Any increase in purchase cost from Yongliansen could have a material adverse effect on our results of operations unless and until we can replace such vendor.

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

Risk Related to Permits and Licenses

Our certificates, permits and license are subject to governmental regulation and renewal, and the failure to obtain renewal would cause all or part of our operations to be suspended and may have a material adverse effect on our financial condition.

We are subject to various Hong Kong laws and regulations pertaining to our products and services for the automotive rubber industry. We have obtained certain certificates, permits and licenses required for our business. During the application or renewal process for our licenses and permits, we will be evaluated and re-evaluated by the appropriate governmental authorities and must comply with the prevailing standards and regulations, which may change from time to time. In the event that we are not able to obtain or renew the certificates, permits and licenses, all or part of our operations may be suspended by the government, which would have a material adverse effect on our business and financial condition. Furthermore, if escalating compliance costs associated with governmental standards and regulations restrict or prohibit any part of our operations, it may adversely affect our results of operations and profitability.

Risk Related to Doing Business in Hong Kong

All our business operation are currently conducted in Hong Kong However, due to the long arm application of the current PRC laws and regulations, the PRC government may exercise significant direct oversight and discretion over the conduct of our business and may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in PRC-based issuers, which could result in a material change in our operations and/or the value of our Common Stock. may be subject to the PRC laws and regulations, which may impair our ability to operate profitably and result in a material negative impact on our operations and/or the value of our Common Stock. Furthermore, the changes in the policies, regulations, rules, and the enforcement of the PRC laws and regulations may also occur quickly with little advance notice and our assertions and beliefs of the risk imposed by the PRC legal and regulatory system cannot be certain.

Our operations are now primarily located in Hong Kong through RLHK, which operates its business in Hong Kong. Pursuant to the Basic Law of Hong Kong (the “Basic Law”), national laws of Mainland China do not apply in Hong Kong unless they are listed in Annex III of the Basic Law and applied locally by promulgation or local legislation. National laws that may be listed in Annex III of the Basic Law are currently limited to those which fall within the scope of defense and foreign affairs as well as other matters outside the limits of the autonomy of Hong Kong National laws and regulations relating to data protection, cybersecurity and the anti-monopoly which have not been listed in Annex III and so do not apply directly to Hong Kong.

However, due to long-arm provisions under the current PRC laws and regulations, there remain regulatory and legal uncertainty with respect to the implementation of the PRC laws and regulations to Hong Kong. As a result, there is no guarantee that the PRC government may not choose to implement the PRC laws and regulations to Hong Kong and exercise significant direct influence and discretion over the operation of RLHK in the future and that it will not have a material adverse impact on our business, financial condition and results of operations due to changes in laws, political environment or other unforeseeable reasons.

In the event that we or RLHK were to become subject to the PRC laws and regulations, it is possible that all the legal and operational risks associated with our operations in Mainland China may also have an impact on our operations in Hong Kong in the future, and we face the risks and uncertainties associated with the PRC legal system, complex and evolving PRC laws and regulation, and as to whether and how the recent PRC government statements and regulatory developments, such as those relating to data and cyberspace security and anti-monopoly concerns, would be applicable to companies like RLHK and us, given the substantial operations of RLHK in Hong Kong and the Chinese government may exercise significant oversight over the conduct of business in Hong Kong.

The laws and regulations of the PRC are evolving, and their enactment timetable, Interpretation, enforcement, and implementation involve significant uncertainties and may change quickly with little advance notice, along with the risk that the PRC government may intervene or influence RLHK’s operations at any time could result in a material change in our operations and/or the value of our securities. Moreover, there are substantial uncertainties regarding the interpretation and application of PRC laws and regulations including, but not limited to, the laws and regulations related to our business and the enforcement and performance of our arrangements with clients in certain circumstances. The laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness and interpretation of newly enacted laws or regulations, including amendments to existing laws and regulations, may be delayed, and our business may be affected if we rely on laws and regulations which are subsequently adopted or interpreted in a manner different from our understanding of these laws and regulations. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business.

The laws, regulations, and other government directives of the PRC may also be costly to comply with, and such compliance or any associated inquiries or investigations or any other government actions may:

●	delay or impede our development;

●	result in negative publicity or increase our operating costs;

●	require significant management time and attention;

●	cause devaluation of our securities or delisting; and

●	subject us to remedies, administrative penalties and even criminal liabilities that may harm our business, including fines assessed for our current or historical operations, or demands or orders that we modify or even cease our business operations.

We are aware that recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in certain areas in Mainland China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over Mainland China-based companies listed overseas using a variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. We have no operations in Mainland China. Based on our understanding of the PRC laws and regulations currently in effect as of the date of this Annual Report on Form 10-K, as RLHK is located and operates its business in Hong Kong, we are not currently required to obtain permission from the PRC government to list on a U.S. securities exchange and consummate this Offering. However, there is no guarantee that this will continue to be the case in the future in relation to the continued listing of our securities on a securities exchange outside of the PRC, or even when such permission is obtained, it will not be subsequently denied or rescinded.

The PRC government may intervene or influence our operations at any time or may exert control over offerings conducted overseas and foreign investment in Hong Kong-based issuers, which may result in a material change in our operations and/or the value of our Common Stock. For example, there is currently no restriction or limitation under the laws of Hong Kong on the conversion of HK dollar into foreign currencies and the transfer of currencies out of Hong Kong and the laws and regulations of the PRC on currency conversion control do not currently have any material impact on the transfer of cash between us and RLHK.

The PRC government may, in the future, impose restrictions or limitations on our ability to move money out of Hong Kong to distribute earnings and pay dividends to and from the other entities within our organization or to reinvest in our business outside of Hong Kong. Such restrictions and limitations, if imposed in the future, may delay or hinder the expansion of our business outside of Hong Kong and may affect our ability to receive funds from RLHK. The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case, that restrict or otherwise unfavorably impact the ability or way we conduct our business, could require us to change certain aspects of our business to ensure compliance, which could decrease demand for our services, reduce revenues, increase costs, require us to obtain more licenses, permits, approvals or certificates, or subject us to additional liabilities. To the extent any new or more stringent measures are required to be implemented, our business, financial condition and results of operations could be adversely affected and such measures could materially decrease the value of our Common Stock, potentially rendering it worthless.

While we believe that we and our subsidiaries are currently not required to obtain permissions or approvals from Mainland China authorities for our business operations and/or the listing and offering of our securities, and it is very unlikely that we or our subsidiaries will be required to do so in the future, we cannot assure you that we or our subsidiaries will be able to obtain all such permissions or approvals if they are nevertheless required.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors (the “M&A Rules”), adopted by six PRC regulatory agencies in 2006 and amended in 2009, requires an overseas special purpose vehicle formed for listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals to obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange.

We are also aware that recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in certain areas in mainland China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over mainland-China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. For example, on July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over mainland-China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws.

In the opinion of our PRC legal counsel, AllBright Law Offices, as of the date of this Annual Report on Form 10-K, on the basis that (i) we are a Nevada company and our only operating subsidiary, Rubber Leaf Limited, is a Hong Kong company and is headquartered in Hong Kong; neither entity has operations in Mainland China; (ii) we do not, directly or indirectly, own or control any entity or subsidiary in Mainland China, nor are we controlled by any Mainland Chinese company or individual directly or indirectly; (iii) we currently do not have or intend to set up any subsidiary or enter into any contractual arrangements to establish a variable interest entity (“VIE”) with any entity in Mainland China; (iv) a substantial portion of the Company’s operational and managerial personnel are based in North America; and (v) RLHK currently has no employees and has not entered into any employment contracts. As such, we and our subsidiaries are not required to obtain any permissions or approvals from the Mainland China authorities for consummating this offering, including but not limited to the China Securities Regulatory Commission (“CSRC”), to operate RLHK’s business or to list our securities on the U.S. exchanges and offer securities, including but not limited to issuing our common stock to foreign investors.

There remain some uncertainties as to whether we will be required to obtain approvals from the PRC authorities to list on the U.S. exchanges and offer securities in the future, and if required, we cannot assure you that we will be able to obtain such approval. We and RLHK may become subject to a variety of PRC laws and other obligations regarding data security in relation to offerings that are conducted overseas, and any failure to comply with applicable laws and obligations could have a material and adverse effect on our business, financial condition and results of operations and may hinder our ability to offer or continue to offer Common Stock to investors and cause the value of our Common Stock to significantly decline or be worthless.

On June 10, 2021, the Standing Committee of the National People’s Congress enacted the PRC Data Security Law, which took effect on September 1, 2021. The law requires data collection to be conducted in a legitimate and proper manner, and stipulates that, for the purpose of data protection, data processing activities must be conducted based on data classification and hierarchical protection system for data security.

On August 20, 2021, the 30th meeting of the Standing Committee of the 13th National People’s Congress voted and passed the “Personal Information Protection Law of the People’s Republic of China”, or “PRC Personal Information Protection Law (PIPL)”, which became effective on November 1, 2021. The PIPL stipulates the rules for cross-border provision of personal information and applies to the processing of personal information of natural persons within the territory of Mainland China that is carried out outside of Mainland China where (1) such processing is for the purpose of providing products or services for natural persons within Mainland China, (2) such processing is to analyze or evaluate the behavior of natural persons within Mainland China, or (3) there are any other circumstances stipulated by related laws and administrative regulations. Pursuant to the PIPL, personal data processors (“data processors”) shall meet one of the conditions in order to transmit personal information overseas for their business operations: (i) passing the security evaluation organized by the Cyberspace Administration of China (the “CAC”); (ii) acquiring personal information protection certification from the professional organizations regulated by the CAC; (iii) adopting the standard contract forms stipulated by the CAC when entering into contracts with overseas information receivers, setting forth the rights and obligations of the parties; and (iv) other conditions regulated by laws, regulations and the CAC. Prior to the cross-border provision of personal information of the natural persons, personal information processors shall obtain the approval of the corresponding natural persons and advise them of the overseas receiver’s name, contact information, processing purpose and methods, classification of personal information and information reception procedures, etc.

On December 28, 2021, the CAC jointly with the relevant authorities formally published Measures for Cybersecurity Review (2021) which took effect on February 15, 2022, and replace the former Measures for Cybersecurity Review (2020) issued on July 10, 2021. Measures for Cybersecurity Review (2021) stipulates that in addition to “operator of critical information infrastructure (the “Operator”),” any “data processor” carrying out data processing activities that affect or may affect national security should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed, and illegally used or transferred outside the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. CAC has said that under the proposed rules companies holding data on more than one million users must apply for cybersecurity approval when seeking listings in other nations because of the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments.” The cybersecurity review will also investigate the potential national security risks from overseas IPOs. RLI is a U.S. company incorporated in the State of Nevada with limited liability operating entities based in Hong Kong, and it currently does not have any subsidiary or VIE in Mainland China or intend to acquire any equity interest in any domestic companies within Mainland China, nor is it controlled by any companies or individuals of Mainland China. Further, RLI is headquartered in Hong Kong and profits are generated by its Subsidiary in Hong Kong. Meanwhile, RLHK may collect and store certain data (including certain personal information) from our customers, some of whom may be individuals in Mainland China, in connection with RLHK’ business and operations and for “Know Your Customers” purposes.

As advised by AllBright Law Offices, our PRC legal counsel, the Measures for Cybersecurity Review (2021), PRC Data Security Law, the PIPL, the Draft Overseas Listing Regulations and the Trial Administrative Measures currently do not have an impact on our business, operations or this offering, nor do we or our RLHK are covered by permission requirements from the CAC that is required to approve RLHK operations and our Offering, as RLHK will not be deemed to be an “Operator” or a “data processor” that required to file for cybersecurity review before listing in the United States. Because: (i) RLHK was incorporated in Hong Kong and operate its business only in Hong Kong without any subsidiary or VIE structure in Mainland China and each of the Measures for Cybersecurity Review (2021), the PIPL, the Draft Overseas Listing Regulations and the Trial Administrative Measures do not clearly provide whether it shall be applied to a company based in Hong Kong; (ii) as of date of this Annual Report on Form 10-K, RLHK has in aggregate collected and stored personal information of less than one million users (iii) all of the data RLHK has collected is stored in servers located in Hong Kong, and we do not place any reliance on collection and processing of any personal information to maintain our business operation; (iv) as of the date of this Annual Report on Form 10-K, neither of RLHK has been informed by any PRC governmental authority of any requirement that it files for a CSRC review, nor received any inquiry, notice, warning, or sanction in such respect initiated by the CAC or related governmental regulatory authorities; and (v) data processed in our business should not have a bearing on national security nor affect or may affect national security, and we have not been notified by any authorities of being classified as an Operator. Moreover, as advised by our Hong Kong legal counsel, Iu, Lai & Li Solicitors & Notaries, strictly from the perspective of compliance with Hong Kong law and pursuant to the Basic Law, PRC laws and regulations shall not be applied in Hong Kong except for those listed in Annex III of the Basic Law (which is confined to laws relating to national defense, foreign affairs and other matters that are not within the scope of autonomy).

Therefore, based on the PRC laws and regulations effective as of the date of this Annual Report on Form 10-K and subject to interpretations of these laws and regulations that may be adopted by PRC government authorities, as advised by our PRC legal counsel, neither we, nor RLHK is currently required to obtain any permission or approval from the PRC government authorities, including the CSRC and CAC, to operate our business, list on the U.S. exchanges, or offer the securities to foreign investors. As of the date of this Annual Report on Form 10-K, neither we nor RLHK has ever applied for any such permission or approval.

On December 24, 2021, the China Securities Regulatory Commission (“CSRC”), together with other relevant government authorities in China issued the Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) and the Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (collectively to be referred as the “Draft Overseas Listing Regulations”). The Draft Overseas Listing Regulations requires that a PRC domestic enterprise seeking to issue and list its shares overseas (“Overseas Issuance and Listing”) shall complete the filing procedures of and submit the relevant information to CSRC. The Overseas Issuance and Listing includes direct and indirect issuance and listing. Where a company whose principal business activities are conducted in Mainland China seeks to issue and list its shares in the name of an overseas enterprise (“Overseas Issuer”) on the basis of the equity, assets, income or other similar rights and interests of the relevant PRC domestic enterprise, such activities shall be deemed an indirect overseas issuance and listing (“Indirect Overseas Issuance and Listing”) under the Draft Overseas Listing Regulations. On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”), which came into effect on March 31, 2023. Compared to the Draft Overseas Listing Regulations, the Trial Measures further clarified and emphasized that the comprehensive determination of the “indirect overseas offering and listing by PRC domestic companies” shall comply with the principle of “substance over form” and particularly, an issuer will be required to go through the filing procedures under the Trial Measures if the following criteria are met at the same time: a) 50% or more of the issuer’s operating revenue, total profits, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year are accounted for by PRC domestic companies, and b) the main parts of the issuer’s business activities are conducted in Mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China. On the same day, the CSRC held a press conference for the release of the Trial Measures and issued the Notice on Administration for the Filing of Overseas Offering and Listing by Domestic Companies, which, among others, provided the exemption from immediate filings for issuers that a) have been listed or have been registered but not yet listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Measures, b) are not required to re-perform the regulatory procedures with the relevant overseas regulatory authority or the overseas stock exchange, and c) will complete the overseas securities offering and listing before September 30, 2023. Nonetheless, such issuers shall carry out the filing procedures as required if they subsequently conduct refinancing or are involved in other circumstances that require filings with the CSRC. Furthermore, the Trial Measures and its supporting guidelines provide a negative list of types of issuers banned from listing overseas, the issuers’ obligation to comply with national security measures and the personal data protection laws, and certain other matters such as the requirements that an issuer (i) file with the CSRC within three business days after it submits an application for initial public offering to the competent overseas regulator and (ii) file subsequent reports with the CSRC on material events, including change of control and voluntary or forced delisting, after its overseas offering and listing.

Based on the above mentioned, given that (i) we currently do not have, nor do it currently intend to establish, any subsidiary nor plan to enter into any contractual arrangements to establish a VIE structure with any entity in Mainland China; (ii) RLI is not controlled by any Mainland China entity or individual; (iii) the Company and its Subsidiary does not have any operation in Mainland China, nor does it have any partnership or cooperation with any Mainland China entity or individual; (iv) we currently do not have, nor does it plan to have, any investment, such as owning or leasing any asset, in Mainland China, as advised by AllBright Law Offices, our PRC legal Counsel, this Offering shall not be deemed as a domestic enterprise that indirectly offer or list securities on an overseas stock exchange, nor does it requires filing or approvals from the CSRC. Further, as of the date of this Annual Report on Form 10-K, as advised by our PRC legal counsel, AllBright Law Offices, we are not considered a domestic enterprise under the Trial Measures and the Trial Measures do not apply to us, and the listing on Nasdaq does not require fulfilling the filing procedure with the CSRC. Neither we, nor RLHK is currently required to obtain any permission or approval from the PRC government authorities, including the CSRC and CAC, to operate our business, list on the U.S. exchanges, or offer the securities to foreign investors.

However, given the uncertainties arising from the PRC and Hong Kong legal systems, including uncertainties regarding the interpretation and enforcement of the PRC laws and the significant authority of the PRC government to intervene or influence the offshore holding company headquartered in Hong Kong, there can be no assurance that the relevant PRC governmental authorities, including the CSRC, would reach the same conclusion as us, or that the CSRC or any other PRC governmental authorities would not promulgate new rules or new interpretation of current rules (with retrospective effect) to require us to obtain CSRC or other PRC governmental approvals for this Offering. If we or RLHK inadvertently conclude that such approvals are not required, or applicable laws, regulations, or interpretations change such that we are required to obtain approval in the future, we may be subject to investigations by regulators, fines or penalties, ordered to suspend our relevant operations and rectify any non-compliance, prohibited from engaging in relevant business or conducting any offering, and these risks could result in a material adverse change in our operations, significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless. If we were required to obtain such permissions or approvals in the future in connection with the listing or continued listing of our securities on a stock exchange outside of the PRC, it is uncertain how long it will take for us to obtain such approval, and, even if we obtain such approval, the approval could be rescinded. Any failure to obtain or a delay in obtaining the necessary permissions from the PRC authorities to conduct Offerings or list outside of the PRC may subject us to sanctions imposed by the PRC regulatory authorities, which could include fines and penalties, proceedings against us, and other forms of sanctions, and our ability to conduct our business, invest into Mainland China as foreign investments or accept foreign investments, ability to offer or continue to offer Common Stock to investors or list on the U.S. or other overseas exchange may be restricted, and the value of our Common Stock may significantly decline or be worthless, our business, reputation, financial condition, and results of operations may be materially and adversely affected.

Although we are currently not required to obtain approvals from the PRC authorities to operate our business or list on the U.S. exchanges and offer securities, specifically, we are currently not required to obtain any permission or approval from the CSRC, the CAC or any other PRC governmental authority to operate our business or to list our securities on a U.S. securities exchange or issue securities to foreign investors, we cannot assure you that PRC regulatory agencies, including the CAC, would take the same view as we do, and there is no assurance that we can fully or timely comply with such laws. There remains uncertainty as to how the Measures for Cybersecurity Review (2021) will be interpreted or implemented and the relevant PRC governmental authority may not take a view that is consistent with ours. Also, significant uncertainty exists in relation to the interpretation and enforcement of relevant PRC cybersecurity laws and regulations. If we were deemed to be an “operator of critical information infrastructure” or a “data processor” controlling personal information of no less than one million users under the Measures, or if other regulations promulgated in relation to the Measures are deemed to apply to us, our business operations and the listing of our Common Stock in the U.S. could be subject to cybersecurity review by the CAC, in the future. In the event that we are subject to any mandatory cybersecurity review and other specific actions required by the CAC, we face uncertainty as to whether any clearance or other required actions can be completed in a timely manner or at all. Given such uncertainty, we may be further required to suspend our relevant business or face other penalties which could materially and adversely affect our business, financial condition, and results of operations. Furthermore, as the Trial Measures are newly issued, there remains uncertainty as to how it will be interpreted or implemented. Therefore, we cannot assure you that when and whether we will be subject to such filing requirements or will be able to get clearance from the CSRC in a timely manner, or at all, even though we believe that none of the situations that would clearly prohibit overseas listing and offering applies to us.

Furthermore, if the Trial Measures, Measures for Cybersecurity Review (2021), the PIPL, become applicable to us or RLHK, our operation and the listing of our Common Stock in the United States could be subject to the CAC’s cybersecurity review or the CSRC Overseas Issuance and Listing review in the future. If the applicable laws, regulations, or interpretations change and RLHK becomes subject to the CAC or CSRC review, we cannot assure you that RLHK will be able to comply with the regulatory requirements in all respects and our current practice of collecting and processing personal information may be ordered to be rectified or terminated by regulatory authorities. Compliance with these laws and regulations could significantly increase the cost to us of providing our service offerings, require significant changes to our operations or even prevent us from providing certain service offerings in jurisdictions in which we currently operate or in which we may operate in the future.

If there is a significant change to the current political arrangements between Mainland China and Hong Kong, or the applicable laws, regulations, or interpretations change, and/or if we were required to obtain such permissions or approvals in the future in connection with the listing or continued listing of our securities on a stock exchange outside of the PRC, it is uncertain how long it will take for us to obtain such approval, and, even if we obtain such approval, the approval could be rescinded. Any failure to obtain or a delay in obtaining the necessary permissions from the PRC authorities to conduct offerings or list outside of the PRC may subject us to sanctions imposed by the CSRC, CAC, or other PRC regulatory authorities. It could include fines and penalties, proceedings against us, and other forms of sanctions, and our ability to conduct our business, invest into Mainland China as foreign investments or accept foreign investments, ability to offer or continue to offer Common Stock to investors or list on the U.S. or other overseas exchange may be restricted, and the value of our Common Stock may significantly decline or be worthless, our business, reputation, financial condition, and results of operations may be materially and adversely affected. The CSRC, the CAC, or other PRC regulatory agencies also may take actions requiring us, or making it advisable for us, to halt this Offering before settlement and delivery of our Common Stock. In addition, if the CSRC, the CAC, or other regulatory PRC agencies later promulgate new rules requiring that we obtain their approvals for this Offering, we may be unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding such an approval requirement could have a material adverse effect on the trading price of our securities.

Compliance with Hong Kong’s Personal Data (Privacy) Ordinance and any such other existing or future data privacy related laws, regulations and governmental orders may entail significant expenses and could materially affect our business.

Although we are not subject to cybersecurity review by the CAC or CSRC nor any other PRC authorities for this Offering or required to obtain regulatory approval regarding the data privacy and personal information requirements from the CAC nor any other PRC authorities for ours and RLHK’s operations in Hong Kong, we are subject to a variety of laws and other obligations regarding data privacy and protection in Hong Kong. In particular, the Personal Data (Privacy) Ordinance (Chapter 486 of the laws of Hong Kong) (“PDPO”) imposes a duty on any data user who, either alone or jointly with other persons, controls the collection, holding, processing or use of any personal data which relates directly or indirectly to a living individual and can be used to identify that individual. Under the PDPO, data users shall take all practicable steps to protect the personal data they hold from any unauthorized or accidental access, processing, erasure, loss, or use. Once collected, such personal data should not be kept longer than necessary for the fulfilment of the purpose for which it is or is to be used and shall be erased if it is no longer required, unless erasure is prohibited by law or is not in the public interest. The PDPO also confers on the Privacy Commissioner for Personal Data (“Privacy Commissioner”) power to conduct investigations and institute prosecutions. The data protection principles (collectively, the “DPP”), which are contained in Schedule 1 to the PDPO, outline how data users should collect, handle, and use personal data, complemented by other provisions imposing further compliance requirements. The collective objective of DPPs is to ensure that personal data is collected on a fully informed basis and in a fair manner, with due consideration towards minimizing the amount of personal data collected. Once collected, the personal data should be processed in a secure manner and should only be kept for as long as necessary for the fulfilment of the purposes of using the data. Use of the data should be limited to or related to the original collection purpose. Data subjects are given certain rights, inter alia: (a) the right to be informed by a data user whether the data user holds personal data of which the individual is the data subject; (b) if the data user holds such data, to be supplied with a copy of such data; and (c) the right to request correction of any data they consider to be inaccurate. The Privacy Commissioner may carry out criminal investigations and institute prosecution for certain offenses. Depending on the severity of the cases, the Privacy Commissioner will decide whether to prosecute or refer cases involving suspected commission to the Department of Justice of Hong Kong. Victims may also seek compensation by civil action from data users for damage caused by a contravention of the PDPO. The Privacy Commissioner may provide legal assistance to the aggrieved data subjects if the Commissioner deems fit to do so.

We believe that we and RLHK have been in compliance with the data privacy and personal information requirements of the PDPO. Moreover, we do not expect to be subject to any cybersecurity review by Hong Kong and PRC government authorities for this Offering. However, if we or RLHK conducting business operations in Hong Kong have violated certain provisions of the PDPO, we could face significant civil penalties and/or criminal prosecution, which could adversely affect our business, financial condition, and results of operations.

If the PRC government chooses to extend the oversight and control over offerings that are conducted overseas and/or foreign investment in Mainland China-based issuers to Hong Kong-based issuers, such action may significantly limit or completely hinder our ability to offer or continue to offer Common Stock to investors and cause the value of our Common Stock to significantly decline or be worthless.

Recent statements, laws and regulations by the PRC government, including the Measures for Cybersecurity Review (2021), the PRC Personal Information Protection Law and the Draft Rules on Overseas Listing published by CSRC on December 24, 2021 also have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in Mainland China-based issuers. It remains uncertain as to the enactment, interpretation, and implementation of regulatory requirements related to overseas securities offering and other capital markets activities and due to the possibility that laws, regulations, or policies in the PRC could change rapidly in the future.

It remains uncertain whether the PRC government will adopt additional requirements or extend the existing requirements to apply to RLHK. It is also uncertain whether the Hong Kong government will be mandated by the PRC government, despite the constitutional constraints of the Basic Law, to control over offerings conducted overseas and/or foreign investment of entities in Hong Kong, including RLHK. Any actions by the PRC government to exert more oversight and control over offerings (including of businesses, like us, whose operations are entirely in Hong Kong) that are conducted overseas and/or foreign investments in Hong Kong-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors. If there is a significant change to current political arrangements between Mainland China and Hong Kong, or the applicable laws, regulations, or interpretations change, and, in such event, if we are required to obtain such approvals in the future and we do not receive or maintain the approvals or is denied permission from Mainland China or Hong Kong authorities, we will not be able to list our Common Stock on a U.S. exchange, or continue to offer securities to investors, which would materially affect the interests of the investors and cause significant the value of our Common Stock significantly decline or be worthless.

The enforcement of laws and rules and regulations in the PRC can change quickly with little advance notice. Additionally, the PRC laws and regulations and the enforcement of such that apply or are to be applied to Hong Kong can change quickly with little or no advance notice. As a result, the Hong Kong legal system embodies uncertainties which could limit the availability of legal protections, which could result in a material change in RLHK’s operations and/or the value of the securities we are offering.

As one of the conditions for the handover of the sovereignty of Hong Kong to the PRC, the PRC accepted conditions such as Hong Kong’s Basic Law. According to Article 18 of the Basic Law, national laws of the PRC shall not be applied in Hong Kong, except for those listed in Annex III to the Basic Law, such as the laws relating to the national flag, national anthem, and diplomatic privileges and immunities. The Basic Law guaranteed a high degree of autonomy for Hong Kong which ensured Hong Kong will retain its currency (the Hong Kong Dollar), legal system, parliamentary system, and people’s rights and freedom for fifty years from 1997. This agreement has given Hong Kong the freedom to function with a high degree of autonomy. The Special Administrative Region of Hong Kong is responsible for its domestic affairs, including, but not limited to, the judiciary and courts of last resort, immigration, and customs, public finance, currencies, and extradition. Hong Kong continues using the English common law system. However, if there are any changes in relation to the political arrangements which allows Hong Kong to function autonomously, this could potentially impact Hong Kong’s common law legal system and may in turn bring about uncertainty in, for example, the enforcement of our contractual rights. This could, in turn, materially and adversely affect RLHK’ business and operations. Accordingly, we cannot predict the effect of future developments in the Hong Kong legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the pre-emption of local regulations by national laws. These uncertainties could limit the legal protections available to us, including the ability to enforce agreements with our customers.

The enactment of the law of the PRC on Safeguarding National Security in the Hong Kong Special Administrative Region (the “Hong Kong National Security Law”) could impact our Hong Kong Subsidiary, which represent a substantial part of our business.

On June 30, 2020, the Standing Committee of the PRC National People’s Congress adopted the Hong Kong National Security Law. This law defines the duties and government bodies of the Hong Kong National Security Law for safeguarding national security and four categories of offenses — secession, subversion, terrorist activities, and collusion with a foreign country or external elements to endanger national security — and their corresponding penalties. On July 14, 2020, former U.S. President Donald Trump signed the Hong Kong Autonomy Act, or HKAA, into law, authorizing the U.S. administration to impose blocking sanctions against individuals and entities determined to have materially contributed to the erosion of Hong Kong’s autonomy. On August 7, 2020, the U.S. government imposed HKAA-authorized sanctions on eleven individuals, including former and current Chief Executives of HKSAR, Carrie Lam and John Lee, respectively. On October 14, 2020, the U.S. State Department submitted to relevant committees of Congress the report required under HKAA, identifying persons materially contributing to “the failure of the Government of China to meet its obligations under the Joint Declaration or the Basic Law.” The HKAA further authorizes secondary sanctions, including the imposition of blocking sanctions, against foreign financial institutions that knowingly conduct a significant transaction with foreign persons sanctioned under this authority. The imposition of sanctions may directly affect foreign financial institutions and any third parties or clients dealing with any foreign financial institution that is targeted. It is difficult to predict the full impact of the Hong Kong National Security Law and HKAA on Hong Kong and companies located in Hong Kong. If our Hong Kong Subsidiary, which represent a substantial part of our business, are determined to be in violation of the Hong Kong National Security Law or the HKAA by competent authorities, our business operations, financial position and results of operations could be materially and adversely affected.

There are political risks associated with conducting business in Hong Kong.

A substantial part of our operations is in Hong Kong. During the period covered by the financial information incorporated by reference into and included in this Annual Report on Form 10-K, we derive a substantial part of our revenue from operations in Hong Kong. Accordingly, the business operations and financial conditions of RLHK will be affected by the political and legal developments in Hong Kong. Any adverse economic, social and/or political conditions, material social unrest, strike, riot, civil disturbance or disobedience, as well as significant natural disasters, may affect the market and may adversely affect our operations. Given the relatively small geographical size of Hong Kong, any of such incidents may have a widespread effect on our business operations, which could in turn adversely and materially affect our business, results of operations and financial condition. Hong Kong is a special administrative region of the PRC and the basic policies of the PRC regarding Hong Kong are reflected in the Basic Law, namely, Hong Kong’s constitutional document, which provides Hong Kong with a high degree of autonomy and executive, legislative and independent judicial powers, including that of final adjudication under the principle of “one country, two systems”. However, there is no assurance that there will not be any changes in the political arrangement between PRC and Hong Kong and the economic, political and legal environment in Hong Kong in the future. Since a substantial part of our operations is based in Hong Kong, any change of such political arrangements may pose an adverse impact to the stability of the economy in Hong Kong, thereby directly and adversely affecting our results of operations and financial positions.

Based on certain recent development including the Hong Kong National Security Law that was passed in June 2020, the U.S. State Department has indicated that the United States no longer considers Hong Kong to have significant autonomy from China and President Trump issued an executive order and signed into law the HKAA, to remove Hong Kong’s preferential trade status and to authorize the U.S. administration to impose blocking sanctions against individuals and entities who are determined to have materially contributed to the erosion of Hong Kong’s autonomy. The United States may impose the same tariffs and other trade restrictions on exports from Hong Kong that it places on goods from Mainland China. These and other recent actions may represent an escalation in political and trade tensions involving the U.S, Mainland China, and Hong Kong, which could potentially harm our business. It is difficult to predict the full impact of the HKAA on Hong Kong and companies with operations in Hong Kong like us. Furthermore, legislative or administrative actions in respect of China-U.S. relations could cause investor uncertainty for affected issuers, including us, and the market price of our Common Stock could be adversely affected.

Because our business is conducted in Hong Kong dollars and the price of our Common Stock is quoted in United States dollars, changes in currency conversion rates may affect the value of your investments.

Since the business of RLHK is conducted in Hong Kong, our books and records are maintained in Hong Kong dollars, which is the currency of Hong Kong, and the financial statements that we file with the SEC and provide to our shareholders are presented in United States dollars. Changes in the exchange rate between the Hong Kong dollar and U.S. dollar affect the value of our assets and the results of our operations in United States dollars. The value of the Hong Kong dollar against the United States dollar and other currencies may fluctuate and is affected by, among other things, changes in Hong Kong’s political and economic conditions and perceived changes in the economy of Hong Kong and the United States. Any significant revaluation of the Hong Kong dollar may materially and adversely affect our cash flows, revenue and financial condition. Further, our Common Stock is denominated in United States dollars. To fund our operations, we may need to convert U.S. dollars we receive into Hong Kong dollars, and changes in the conversion rate between the United States dollar and the Hong Kong dollar will affect the amount of funds available for our business.

Substantial part of our operations is concentrated in Hong Kong, and the business performance of RLHK is highly influenced by the conditions of economy and financial market in Hong Kong. Unfavorable market and economic conditions and the material deterioration of the political and regulatory environment in Hong Kong, Mainland China, and elsewhere in the world could materially and adversely affect our business, financial condition, prospects, and results of operations.

Substantial part of the business and operations of RLHK were carried out in Hong Kong. As the corporate service provider for businesses and companies in Hong Kong, our results of operations and prospects are highly susceptible to any development of change in government policies, as well as economic, social, political and legal development in Hong Kong. Events with adverse impacts on the economy and social conditions, such as riots or mass civil disobedience movements and general deterioration of the local economy, may lead to a reduction in economic, investing or trading activities and in turn our business performance. Any change in the Hong Kong local economic, social and political environment, all of which are beyond our control, may lead to a prolonged period of sluggish market activities which would in turn have material adverse impact on our business.

The market and the economic conditions in general of Hong Kong are also highly sensitive to conditions of the political, social and economic conditions in Mainland China and globally. When there are unfavorable changes to the global or local market conditions, the capital market and the economy in Hong Kong may experience negative fluctuations in its performance. Any prolonged slowdown in the global or Chinese economy may affect potential clients’ confidence in the capital market as a whole and have a negative impact on our business as a whole, the demand for our services, our pricing strategies, the level of our business activities and consequently our revenue derived therefrom. This may materially and adversely affect our financial condition and the results of operations. Additionally, continued turbulence in the international financial markets may adversely affect our ability to access the capital markets to meet liquidity needs. Financial markets and economic conditions could be negatively impacted by many factors, both economically and politically, beyond our control, such as the inability to access capital markets, control of the foreign exchange, changes in exchange rates, rising interest rates or inflation, slowing or negative growth rate, government involvement in the allocation of resources, inability to meet financial commitments in a timely manner, terrorism, pandemics such as the Covid-19 pandemic, political uncertainty, Russo — Ukraine war, the outcome of the Sino — US trade dispute, civil unrest, fiscal or other economic policy of Hong Kong or other governments, and the timing and nature of any regulatory reform.

The current heightened tensions in international economic relations, such as the one between the United States and China, may also give rise to uncertainties in global economic conditions and adversely affect the economic conditions of Hong Kong. Amid these tensions, the U.S. government has imposed and may impose additional measures on entities in China, including sanctions. The U.S. government has imposed and has continued to propose to impose additional, new, or higher tariffs on certain products imported from China to penalize China for what it characterizes as unfair trade practices. China has responded by imposing, and proposing to impose additional, new, or higher tariffs on certain products imported from the United States. Unfavorable financial market and economic conditions in Hong Kong, Mainland China, and elsewhere in the world, and the escalations of the tensions that affect trade relations may lead to slower growth in the global economy in general, could negatively affect our clients’ business and materially reduce demand for our services and increase price competition among corporate services firms seeking such engagements, and thus could materially and adversely affect our business, financial condition, and results of operations. In addition, our profitability could be adversely affected due to our fixed costs and the possibility that we would be unable to reduce our variable costs without reducing revenues or within a timeframe sufficient to offset any decreases in revenues relating to changes in the market and economic conditions.

Given the close tie between Hong Kong and Mainland China, the stability of the Hong Kong economy and domestic market is susceptible to the general economic, political and regulatory environment in Mainland China. Any material adverse changes in the economic performance, political situations and regulations in relation to the economy and market in Mainland China may adversely affect Mainland China-based companies’ desire to invest or participate in the financial market in Hong Kong. This may lower their demand for the services of RLHK and in turn adversely affect our financial condition and results of operations. The economy of Mainland China differs from the economies of most developed countries in a number of aspects, such as the extent of government intervention, growth rate, and control of the foreign exchange. In particular, the PRC government exerts substantial control over the growth of the domestic economy by means of, among others, resource allocation as well as setting policy on foreign exchange. There is no assurance that the PRC government will not implement reforms or policies which may drastically (i) restrict Mainland China companies from investing abroad and in Hong Kong; and/or (ii) restrict Mainland China companies and businesses to operate or access to the capitals in Hong Kong or globally. Such intervention or policies changes may potentially affect the attractiveness of Hong Kong as an alternative venue for Mainland China business to invest, conduct fundraising activities, or expand in Hong Kong, or otherwise diminish the securities and financial market of Hong Kong, given the substantial reliance of Hong Kong financial and securities on the business and companies based in Mainland China. If the Chinese government implements market-oriented reforms involving unprecedented or experimental revision of its economic reform measures, there is no guarantee that adjustments to its policies will not negatively affect our operations and business development.

Furthermore, the outbreak of war in Ukraine has already affected global economic markets, and the uncertain resolution of this conflict could result in protracted and/or severe damage to the global economy. Russia’s military action in Ukraine have led to, and may lead to, additional sanctions being levied by the United States, European Union and other countries against Russia. Russia’s military incursion and the resulting sanctions could adversely affect global energy and financial markets and thus could affect our client’s business and our business, even though we do not have any direct exposure to Russia or the adjoining geographic regions. The extent and duration of the military action, sanctions, and resulting market disruptions are impossible to predict but could be substantial. Any such disruptions caused by Russian military action or resulting sanctions may magnify the impact of other risks described in this section. We are currently actively monitoring the situation in Ukraine, however, we cannot predict the progress or outcome of the situation in Ukraine, as the conflict and governmental reactions are rapidly developing and beyond their control. Prolonged unrest intensified military activities, or more extensive sanctions impacting the region could have a material adverse effect on the global economy, and such effect could in turn have a material adverse effect on the operations, results of operations, financial condition, liquidity and business outlook of our business.

Our international operations involve special risks.

We currently only have operations in Hong Kong currently. Our international operations involve financial and business risks that differ from or are in addition to those faced by our Hong Kong operations, including:

●	cultural and language differences;

●	limited brand recognition;

●	different employment laws and rules, employment or service contracts, and social and cultural factors that could result in employee turnover, lower utilization rates, higher costs and cyclical fluctuations in utilization that could adversely affect financial and operating results;

●	foreign currency disruptions and currency fluctuations between the Hong Kong Dollar and foreign currencies that could adversely affect financial and operating results;

●	different legal and regulatory requirements and other barriers to conducting business;

●	greater difficulties in resolving the collection of receivables when legal proceedings are necessary;

●	greater difficulties in managing our non-Hong Kong operations, including client relationships, in certain locations;

●	disparate systems, policies, procedures and processes;

●	failure to comply with the FCPA and anti-bribery laws of other jurisdictions;

●	higher operating costs;

●	longer sales and/or collections cycles;

●	potential restrictions or adverse tax consequences for the repatriation of foreign earnings, such as trapped foreign losses and importation or withholding taxes;

●	different or less stable political and/or economic environments;

●	conflicts between and among the Hong Kong and countries in which we conduct business, including those arising from trade disputes or disruptions, the termination or suspension of treaties, or boycotts; and

●	civil disturbances or other catastrophic events that reduce business activity.

If we and our Subsidiary are not able to quickly adapt to or effectively manage our operations in geographic markets outside the Hong Kong, our business prospects and results of operations could be negatively impacted.

Failure to comply with laws and regulations applicable to our business could subject us and RLHK to fines and penalties and could also cause us to lose customers or otherwise harm our business.

The business of RLHK is subject to regulation by various governmental agencies in Hong Kong, including agencies responsible for monitoring and enforcing compliance with various legal obligations, such as corporate law, data privacy laws and regulations, intellectual property laws, employment and labor laws, workplace safety, governmental trade laws, import and export controls, anti-corruption and anti-bribery laws, and tax laws and regulations. These laws and regulations impose added costs on our business. Noncompliance with applicable regulations or requirements could subject us and RLHK to:

●	investigations, enforcement actions, and sanctions;

●	court orders for confiscation of proceeds or assets, fines and damages;

●	civil and criminal penalties or injunctions;

●	claims for damages by our customers or business partners; and

●	failure to obtain, maintain or renew certain licenses, approvals, permits, registrations or filings necessary to conduct our operations;

If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, and financial condition could be adversely affected. In addition, responding to any action will likely result in a significant diversion of our management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could materially harm our business, results of operations, and financial condition.

Any reviews by regulatory agencies or legislatures may result in substantial regulatory fines, changes to our business practices, and other penalties, which could negatively affect our business and results of operations. Changes in social, political, and regulatory conditions or in laws and policies governing a wide range of topics may cause us to change our business practices. Further, our expansion into a variety of new fields also could raise a number of new regulatory issues. These factors could negatively affect our business and results of operations in material ways.

Moreover, we are exposed to the risk of misconduct, errors and failure to functions by our management, employees and parties that we collaborate with, who may from time to time be subject to litigation and regulatory investigations and proceedings or otherwise face potential liability and penalties in relation to noncompliance with applicable laws and regulations, which could harm our reputation and business.

Changes in international trade policies, trade disputes, barriers to trade, or the emergence of a trade war may dampen growth in Hong Kong, China and other markets where the majority of our clients reside.

Political events, international trade disputes, and other business interruptions could harm or disrupt international commerce and the global economy, and could have a material adverse effect on us and our customers, service providers, and other partners. International trade disputes could result in tariffs and other protectionist measures which may materially and adversely affect our business.

Tariffs could increase the cost of the goods and products which could affect customers’ investment decisions. In addition, political uncertainty surrounding international trade disputes and the potential of the escalation to a trade war could have a negative effect on customer confidence, which could materially and adversely affect our business. We may also have access to fewer business opportunities, and our operations may be negatively impacted as a result. In addition, the current and future actions or escalations by either the United States or China that affect trade relations may cause global economic turmoil and potentially have a negative impact on our markets, our business, or our results of operations, as well as the financial condition of our customers, and we cannot provide any assurances as to whether such actions will occur or the form that they may take.

Under the Basic Law of the Hong Kong Special Administrative Region of the People’s Republic of China, Hong Kong has a high degree of autonomy and executive, legislative and independent judicial powers, including that of final adjudication under the principle of “one country, two systems”, while the government of the PRC is responsible for its foreign affairs and defense. As a separate customs territory, Hong Kong maintains and develops relations with foreign states and regions. However, based on recent political development, the U.S. State Department has indicated that the United States no longer considers Hong Kong to have significant autonomy from China. Hong Kong’s preferential trade status was removed by the United States government and the United States may impose the same tariffs and other trade restrictions on exports from Hong Kong that it places on goods from Mainland China. These and other recent actions may represent an escalation in political and trade tensions involving the U.S., China and Hong Kong, which could potentially harm our business.

Recent joint statement by the SEC and the PCAOB, proposed rule changes submitted by Nasdaq, and the newly enacted Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to the trading of our common stock on U.S. stock exchanges, including the possibility that our securities can be delisted if the PCAOB cannot inspect or fully investigate our auditor.

On April 21, 2020, the SEC Chairman and PCAOB Chairman, along with other senior SEC staff, released a joint statement highlighting the risks associated with investing in companies based in or have substantial operations in emerging markets including China. The joint statement emphasized the risks associated with lack of access for the PCAOB to inspect auditors and audit work papers in China and higher risks of fraud in emerging markets.

On May 18, 2020, Nasdaq filed three proposals with the SEC to (1) apply minimum offering size requirement for companies primarily operating in “Restrictive Market,” (2) adopt a new requirement relating to the qualification of management or board of director for Restrictive Market companies, and (3) apply additional and more stringent criteria to an applicant or listed company based on the qualifications of the Company’s auditor.

On June 4, 2020, the U.S. President issued a memorandum ordering the President’s working group on financial markets to submit a report to the President within 60 days of the date of the memorandum that should include recommendations for actions that can be taken by the executive branch and by the SEC or PCAOB to enforce U.S. regulatory requirements on Chinese companies listed on U.S. stock exchanges and their audit firms. However, it remains unclear what further actions, if any, the U.S. executive branch, the SEC, and PCAOB will take to address the problem.

On August 6, 2020, the President’s working group released a report recommending that the SEC take steps to implement the five recommendations outlined in the report. In particular, to address companies from jurisdictions that do not provide the PCAOB with sufficient access to fulfill its statutory mandate, the President’s working group recommended enhanced listing standards on U.S. stock exchanges. This would require, as a condition to initial and continued exchange listing, PCAOB access to the work papers of the principal audit firm for the audit of the listed company. Companies unable to satisfy this standard as a result of governmental restrictions on access to audit work papers and practices in their jurisdiction may satisfy this standard by providing a co-audit from an audit firm with comparable resources and experience where the PCAOB determines it has sufficient access to audit work papers and practices to conduct an appropriate inspection of the co-audit firm. The report permits the new listing standards to provide for a transition period until January 1, 2022, for listed companies, but would apply immediately to new listings once the necessary rulemakings and/or standard-setting are effective.

On August 10, 2020, the SEC announced that the SEC Chairman had directed the SEC staff to prepare proposals in response to the report of the President’s working group, and that the SEC was soliciting public comments and information with respect to the development of these proposals.

On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act, or the Act. The Act was approved by the U.S. House of Representatives on December 2, 2020. On December 18, 2020, the Act was signed into public law by the President of the United States. In essence, the Act requires the SEC to prohibit foreign companies from listing securities on U.S. securities exchanges if a company retains a foreign accounting firm that cannot be inspected by the PCAOB for three consecutive years, beginning in 2021. On March 24, 2021, the SEC announced that it had adopted interim final amendments to implement congressionally mandated submission and disclosure requirements of the Act. The interim final amendments will apply to registrants that the SEC identifies as having filed an annual report on Forms 10-K, 20-F, 40-F or N-CSR with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction.

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act and on December 29, 2022 the Accelerating Holding Foreign Companies Accountable Act was enacted, which amended the HFCA Act by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time before our securities may be prohibited from trading or delisted.

On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction.

On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in China and in Hong Kong because of positions taken by Mainland China and Hong Kong authorities in those jurisdictions. The PCAOB has made such designations as mandated under the HFCA Act. Pursuant to each annual determination by the PCAOB, the SEC will, on an annual basis, identify issuers that have used non-inspected audit firms and thus are at risk of such suspensions in the future.

On August 26, 2022, the SEC issued a statement announcing that the PCAOB signed a SOP with the CSRC and the Ministry of Finance of the People’s Republic of China governing inspections and investigations of audit firms based in China and Hong Kong, jointly agreeing on the need for a framework.

On December 15, 2022, the PCAOB announced that it has secured complete access to inspect and investigate registered public accounting firms headquartered in Mainland China and Hong Kong and voted to vacate the previous Determination Report to the contrary.

The PCAOB is continuing to demand complete access in Mainland China and Hong Kong moving forward and is already making plans to resume regular inspections in early 2023 and beyond, as well as to continue pursuing ongoing investigations and initiate new investigations as needed. The PCAOB has indicated that it will act immediately to consider the need to issue new determinations with the HFCA Act if needed. If the PCAOB in the future again determines that it is unable to inspect and investigate completely auditors in Mainland China and Hong Kong, then the companies audited by those auditors would be subject to a trading prohibition on U.S. markets pursuant to the HFCA Act and/or the AHFCAA. These recent developments could also add uncertainties to this Underwritten Offering, and we cannot assure you that the NASDAQ Capital Market or regulatory authorities would not apply additional or more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements.

Risks Relating to the Company’s Securities and this Offering

Investors in this offering will experience immediate and substantial dilution in net tangible book value.

The public offering price per share is substantially higher than the net tangible book value per share of our outstanding shares of common stock. As a result, investors in this offering will incur an immediate dilution of $3.66 in net tangible book value per share, based on the public offering price of $4.00 per share . Investors in this offering will pay a price per share that substantially exceeds the book value of our assets after subtracting our liabilities. See “Dilution” for a more complete description of how the value of your investment will be diluted upon the completion of this offering.

We have identified material weaknesses in our internal control over financial reporting. Failure to maintain effective internal controls could cause our investors to lose confidence in us and adversely affect the market price of our common stock. If our internal controls are not effective, we may not be able to accurately report our financial results or prevent fraud.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires that we maintain internal control over financial reporting that meets applicable standards. We may err in the design or operation of our controls, and all internal control systems, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Because there are inherent limitations in all control systems, there can be no assurance that all control issues have been or will be detected.

In our Form 10-K for the year ended December 31, 2024, filed with the SEC on March 20, 2025, we identified certain material weaknesses in our internal controls. Specifically, we did not maintain effective controls over the control environment. Our weaknesses related to a lack of a sufficient number of personnel with appropriate training and experience in U.S. general acceptable accounting principles and SEC rules and regulations with respect to financial reporting functions. Furthermore, we lack robust accounting systems as well as sufficient resources to hire such staff and implement these accounting systems.

If we are unable, or are perceived as unable, to produce reliable financial reports due to internal control deficiencies, investors could lose confidence in our reported financial information and operating results, which could result in a negative market reaction and a decrease in our stock price.

Our management will have broad discretion over the use of any net proceeds from this offering and you may not agree with how we use the proceeds, and the proceeds may not be invested successfully.

Our management will have broad discretion as to the use of any net proceeds from this offering and could use them for purposes other than those contemplated at the time of this offering and in ways that do not necessarily improve our results of operations or enhance the value of our common stock. Accordingly, you will be relying on the judgment of our management with regard to the use of any proceeds from this offering and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. The proceeds may be invested in a way that does not yield a favorable, or any, return for you.

We have a large number of authorized but unissued shares of our common stock which will dilute your ownership position when issued.

Our authorized capital stock consists of 100,000,000 shares of common stock, of which approximately 57,290,542 will remain available for issuance after this offering, including (i) awards reserved for issuance under the Rubber Leaf Inc 2021 Equity Incentive Plan; (ii) shares issuable upon the exercise of the underwriters’ over-allotment option; and (iii) the Representative Warrants. Our management will continue to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions and other transactions, without obtaining stockholder approval, unless stockholder approval is required under law or, if our common stock is listed on Nasdaq, under Nasdaq Rule 5635, which among other things, requires stockholder approval for change of control transactions where a stockholder acquires 20% of a Nasdaq-listed company’s common stock or securities convertible into common stock, calculated on a post-transaction basis. If our management determines to issue shares of our common stock from the large pool of authorized but unissued shares for any purpose in the future and is not required to obtain stockholder approval, your ownership position would be diluted without your further ability to vote on that transaction.

Sales of our currently issued and outstanding shares of common stock and shares of common stock underlying warrants may become freely tradable pursuant to Rule 144 and may dilute the market for your shares and have a depressive effect on the price of the shares of our common stock.

Approximately 91.5% of the shares of common stock that will be outstanding following this offering are “restricted securities” within the meaning of Rule 144 under the Securities Act (“Rule 144”). As restricted securities, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a non-affiliate who has held restricted securities for a period of at least six months may sell their shares of common stock.

Under Rule 144, affiliates who have held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale. A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

An active, liquid, and orderly market for our common stock may not develop.

Our common stock is quoted on the Pink Open Market under the symbol “RLEA,” and we cannot assure you that an active trading market will develop or be sustained. The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Several analysts may cover our stock. If one or more of those analysts downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our Company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline. An active trading market for our common stock may never develop or be sustained. If an active market for our common stock does not continue to develop or is not sustained, it may be difficult for investors to sell their shares of common stock without depressing the market price and investors may not be able to sell their securities at all. An inactive market may also impair our ability to raise capital by selling our securities and may impair our ability to acquire other businesses, applications, or technologies using our securities as consideration, which, in turn, could materially adversely affect our business and the market prices of your shares of common stock.

Shares of our common stock may continue to be subject to illiquidity because our shares may continue to be thinly traded and may never become eligible for trading on a national securities exchange.

While we have applied to have our common stock listed for trading on The Nasdaq Capital Market in connection with this offering, we cannot assure you that our application will be approved or even if approved, that we will maintain listing on Nasdaq or another national exchange. Our common stock is currently quoted on the Pink Open Market, which is not an exchange. Initial listing on a national securities exchange is subject to a variety of requirements, including minimum trading price and minimum public “float” requirements, and could also be affected by the general skepticism of such markets concerning companies that are the result of mergers with inactive publicly-held companies. There are also continuing eligibility requirements for companies listed on public trading markets. If we are unable to satisfy the initial or continuing eligibility requirements of any such market, then our common stock may not be listed or could be delisted. This could result in a lower trading price for our common stock and may limit your ability to sell your shares, any of which could result in you losing some or all of your investments.

We may issue preferred stock in different series with terms that could dilute the voting power or reduce the value of our common stock.

While we have no specific plan to issue preferred stock in different series, our articles of incorporation (“Articles of Incorporation”) authorizes us to issue, without the approval of our stockholders, one or more series of preferred stock having such designation, relative powers, preferences (including preferences over our common stock respecting dividends and distributions), voting rights, terms of conversion or redemption, and other relative, participating, optional, or other special rights, if any, of the shares of each such series of preferred stock and any qualifications, limitations, or restrictions thereof, as our Board may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, the repurchase or redemption rights or liquidation preferences we could assign to holders of a specific preferred stock class could affect the residual value of the common stock.

The trading prices of our common stock could be volatile and could decline following this offering at a time when you want to sell your holdings.

Numerous factors, many of which are beyond our control, may cause the trading prices of our common stock to fluctuate significantly. These factors include:

●	quarterly variations in our results of operations or those of our competitors;

●	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

●	intellectual property infringements;

●	our ability to develop and market new and enhanced products on a timely basis;

●	commencement of, or our involvement in, litigation;

●	major changes in our Board or management;

●	changes in PRC governmental regulations and laws;

●	changes in earnings estimates or recommendations by securities analysts;

●	the impact of any future COVID-19 outbreak on capital markets;

●	our failure to generate material revenues;

●	our public disclosure of the terms of this financing and any financing which we consummate in the future;

●	any acquisitions we may consummate;

●	short selling activities;

●	changes in market valuations of similar companies;

●	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

●	changes in the prices of commodities associated with our business; and

●	general economic conditions and slow or negative growth of end markets.

Additionally, the global economy and financial markets may be adversely affected by geopolitical events, including the Russia-Ukraine and Middle East conflicts.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time-to-time experience significant price and volume fluctuations for reasons unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our Company at a time when you want to sell your interest in us.

Future sales or perceived sales of our common stock could depress the trading prices of our common stock.

The sale or availability for sale of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the market price of our common stock. If a significant number of shares are sold, or become eligible for sale, including shares issuable upon the exercise of outstanding warrants, the trading price of our common stock may decline.

In addition, certain investors may engage in short selling activities involving our common stock, which could further exert downward pressure on our stock price. Any significant decline in the market price of our common stock could impair our ability to raise capital through the issuance of equity or equity-linked securities on terms that we deem favorable, or at all.

We currently do not intend to declare dividends on our common stock in the foreseeable future and, as a result, your returns on your investment may depend solely on the appreciation of our common stock.

We currently do not expect to declare any dividends on our common stock in the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used to provide working capital, support our operations and finance the growth and development of our business. Any determination to declare or pay dividends in the future will be at the discretion of our Board, subject to applicable laws and dependent upon a number of factors, including our earnings, capital requirements and overall financial conditions. In addition, terms of any future debt or preferred securities may further restrict our ability to pay dividends on our common stock. Accordingly, your only opportunity to achieve a return on your investment in our common stock may be if the market price of our common stock appreciates and you sell your shares at a profit. The market price for our common stock may never exceed, and may fall below, the price that you pay for such common stock.

Because we initially became a reporting company under the Exchange Act by means other than a traditional underwritten initial public offering, we may not be able to attract the attention of research analysts at major brokerage firms.

Because we did not initially become a reporting company by conducting an underwritten initial public offering of our common stock on a national securities exchange, securities analysts of brokerage firms may not provide coverage of our Company. In addition, investment banks may be less likely to agree to underwrite secondary offerings on our behalf than they might if we initially became a public reporting company by means of an underwritten initial public offering on a national securities exchange, because they may be less familiar with our Company as a result of more limited coverage by analysts and the media, and because we became public at an early stage in our development. The failure to receive research coverage or support in the market for our shares will have an adverse effect on our ability to develop a liquid market for our common stock.

The market price of our securities may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares of common stock at or above the public offering price.

The price of our common stock in this offering will be determined through negotiations between the underwriters and us and may vary from the market price of our common stock immediately prior to or following our offering. If you purchase shares in our public offering, you may not be able to resell shares of our common stock at or above the public offering price. We cannot assure you that the public offering price of our common stock, or the market price following our public offering, will equal or exceed the trading price of our stock on the Pink Open Market prior to our public offering. All investments in securities involve the risk of loss of capital. No guarantee or representation is made that an investor will receive a return of its capital. The market price of our common stock may fluctuate significantly in response to numerous factors, including development problems, regulatory issues, technical issues, commercial challenges, competition, legislation, government intervention, industry developments, trends and general business and economic conditions, many of which are beyond our control, including those risks set forth in this Annual Report on Form 10-K. Following this offering, the public price of our common stock in the secondary market will be determined by private buy and sell transaction orders collected from broker-dealers.

If listed, we may not be able to satisfy the listing requirements of Nasdaq to maintain a listing of our common stock.

If our common stock is listed on Nasdaq, we must meet certain financial and liquidity criteria to maintain such listing. If we violate the maintenance requirements for continued listing of our common stock, our common stock may be delisted. In addition, our Board may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. In addition, the delisting of our common stock could significantly impair our ability to raise capital.

We are an “emerging growth company” and a “smaller reporting company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors and make it more difficult to raise capital as and when we need it.

We are an “emerging growth company” and a “smaller reporting company” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” and “smaller reporting companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) the market value of our common stock held by non-affiliates is equal to or less than $250 million as of the last business day of the most recently completed second fiscal quarter, and (ii) our annual revenues is equal to or less than $100 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is equal to or less than $700 million as of the last business day of the most recently completed second fiscal quarter.

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

The elimination of personal liability against our directors and officers under Nevada law and the existence of indemnification rights held by our directors, officers and employees may result in substantial expenses.

Our Articles of Incorporation and our bylaws (“Bylaws”) eliminate the personal liability of our directors and officers to us and our stockholders for damages for breach of fiduciary duty as a director or officer to the extent permissible under Nevada law. Further, our Articles of Incorporation and our Bylaws provide that we are obligated to indemnify each of our directors or officers to the fullest extent authorized by Nevada law and, subject to certain conditions, advance the expenses incurred by any director or officer in defending any action, suit or proceeding prior to its final disposition. Those indemnification obligations could expose us to substantial expenditures to cover the cost of settlement or damage awards against our directors or officers, which we may be unable to afford. Further, those provisions and resulting costs may discourage us or our stockholders from bringing a lawsuit against any of our current or former directors or officers for breaches of their fiduciary duties, even if such actions might otherwise benefit our stockholders.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the registrant pursuant to any charter provision, by law or otherwise, the registrant has been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Existing stockholders may sell significant quantities of common stock.

The existing stockholders will beneficially own approximately 96.3% of our common stock following the successful completion of this offering, approximately 95.7% if the underwriters’ exercise their over-allotment option in full. Notwithstanding that certain officers and directors and 5% or more stockholders will be locked up for a period of 180 days following the completion of this offering, they may have acquired their shares at a lower price than that of this offering. Accordingly, they may be incentivized to sell all or part of their holdings as soon as any applicable transfer restrictions have ended and such sales could have a negative impact on the market price of our securities.

IN ADDITION TO THE ABOVE RISKS, BUSINESSES ARE OFTEN SUBJECT TO RISKS NOT FORESEEN OR FULLY APPRECIATED BY MANAGEMENT. IN REVIEWING THIS FILING, POTENTIAL INVESTORS SHOULD KEEP IN MIND THAT OTHER POSSIBLE RISKS MAY ADVERSELY IMPACT THE COMPANY’S BUSINESS OPERATIONS AND THE VALUE OF THE COMPANY’S SECURITIES.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements.” Forward-looking statements reflect the current view about future events. When used in this Annual Report on Form 10-K, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements include, but are not limited to, statements contained in this Annual Report on Form 10-K relating to our business strategy, our future operating results and liquidity and capital resources outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward–looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees of assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation:

●	our ability to effectively operate our business segments;

●	our ability to manage our research, development, expansion, growth and operating expenses;

●	our ability to evaluate and measure our business, prospects and performance metrics;

●	our ability to compete, directly and indirectly, and succeed in our industry;

●	our ability to respond and adapt to changes in technology;

●	our ability to protect our intellectual property and to develop, maintain and enhance a strong brand; and

●	other factors (including the risks contained in the section of this Annual Report on Form 10-K entitled “Risk Factors”) relating to our industry, our operations and results of operations.

Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

After the disposition of RLSP, and in accordance with the Share Purchase Agreement with Yongliansen, from and after the Closing, the following matters relating to the RLSP shall be solely borne by the Yongliansen and RLSP shall have no recourse against the Company: (i) all existing debts and obligations of the RLSP; (ii) all future debts, losses and obligations (including contingent matters); (iii) all ongoing, pending and potential future litigation, arbitration, administrative penalties or other disputes relating to RLSP.

Item 3. Mine Safety Disclosures.

Not applicable.

PART II

Item 4. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the Pink Open Market under the symbol “RLEA.” Our common stock is not listed on any national exchange. Over-the-counter market quotations for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

On January 30, 2026, the closing price for our common stock as reported on the OTC Market was $1.00 per share.

Holders

There were 59 holders of the Company’s common stock as of January 30, 2026. This figure does not include holders of shares registered in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

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

As of February 6, 2026, there are 95,900 common shares issued to our employees and director under the Company’s 2021 Plan.

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

Recent Sales of Unregistered Equity Securities

Set forth below is information as to all of our equity securities sold by us during our fiscal year ended December 31, 2025, which were not registered under the Securities Act.

Common Stock

None.

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

Item 5. [Reserved]

None.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Rubber Leaf Inc was incorporated under the laws of the State of Nevada on May 18, 2021. On May 27, 2021, the Company entered into the Share Exchange Agreement with Xingxiu Hua, the Chief Executive Officer, President and Chairperson of the Company, pursuant to which the Company issued 40,000,000 shares of common stock to Ms. Hua in consideration of Ms. Hua’s efforts to procure Rubber Leaf LLC to transfer any and all equity interests in RLSP to the Company. We acquired Rubber Leaf Sealing Products (Zhejiang) Co., Ltd. on July 1, 2021, through an equity transfer between Rubber Leaf LLC and Rubber Leaf Inc. After the acquisition, RLSP became our 100% directly controlled subsidiary and wholly foreign-owned enterprise in China. RLSP was established in Fenghua, Ningo, China and commenced operations in July 2019. RLSP was the wholly owned subsidiary of Rubber Leaf LLC, a Delaware company organized on June 1, 2018, and Xingxiu Hua, our Chief Executive Officer, President and Chairperson of the Board, was the sole member of Rubber Leaf LLC. RLSP specialized in the production and sales of automotive rubber and plastic sealing strips. All of our business was previously conducted through RLSP until it was disposed from our Company disposition on November 20, 2025.

Company completed the disposition of RLSP through a Share Purchase Agreement dated November 20, 2025 (“Agreement”) with Shanghai Yongliansen Import and Export Trading Co., Ltd. (“Yongliansen”), of which our Chief Executive Officer, Ms. Xingxiu Hua, holds 30% of the outstanding equity. Pursuant to the Agreement, we sold all of our then equity interests in RLSP to Yongliansen for cash consideration of US$3,000,000, payable in three installments. RLSP has filed the sale and change of sole shareholder with the State Administration for Market Regulation of the PRC (the “SAMR”) with the official registration date being October 28, 2025.

Prior to the disposition of RLSP, we established a wholly owned subsidiary in Hong Kong, Rubber Leaf Limited, on September 22, 2025, and substantially transferred all principal orders, customer contracts and supply arrangements formerly associated with RLSP to RLHK. RLHK is now the Company’s primary operating entity and continues to conduct business specializing in sales of automotive rubber and plastic sealing strips. We are a well-known auto parts enterprise, and we are also the first-tier supplier of well-known auto brands such as eGT and Volkswagen.

Our principal business address is Room 2109, 21/F C C WU BLDG 302-308 HENNESSY, ROAD, WANCHAI, HONG KONG.

Key Factors Affecting our Performance

As a result of a number of factors, our historical results of operations may not be comparable to our results of operations in future periods, and our results of operations may not be directly comparable from period to period. Set forth below is a brief discussion of the key factors impacting our results of operations.

Known Trends and Uncertainties

Inflation

Our wholly owned subsidiary, RLHK, is currently our sole operating entity conducting business in Hong Kong while our Former PRC Subsidiary was conducting business in China from May 2021 till November 2025. Inflation in China has not materially impacted our results of operations. According to the National Bureau of Statistics of China, the year-over-year percent changes in the consumer price index for 2019, 2020 and 2021 were increases of 2.9%, 2.5% and 0.9%, respectively. The PRC overall economy is expected to continue to grow. Although we have not in the past been materially affected by inflation, we can provide no assurance that we will not be affected in the future by higher rates of inflation in China. Future increases in the PRC’s inflation may adversely impact our financial condition and result of operations unless we are able to pass on these costs to our customers by increasing the prices of our products.

Supply Chain

The outbreak of COVID-19 since the beginning of March 2020, which led to general shutdown of cities in China, has had an adverse impact on our supply chain, and weakened the financial conditions of our suppliers and customers. However, it did not lead to severe supply chain disruptions at our former PRC subsidiary’s principal location and such disruptions did not have a material adverse impact on our business, financial condition, results of operations and cash flows. We continuously pay close attention to the supply chains that are impacted by COVID-19, perform further assessment and take relevant measures to minimize the impact. Except for the impact of COVID-19, there was no interruption that led to supply chain disruptions affecting our business.

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

Foreign Currency

Amounts reported in the condensed consolidated financial statements are stated in United States dollars, unless stated otherwise. Our Former PRC Subsidiary used the Chinese renminbi (RMB) as their functional currency, and our now Hong Kong Subsidiary uses HKD as its functional currency, and the holding company, RLI, uses the United States dollar as their functional currency. For subsidiaries that use the local currency as the functional currency, all assets and liabilities are translated to United States dollars using exchange rates in effect at the end of the respective periods and the results of operations have been translated into United States dollars at the weighted average rates during the periods the transactions were recognized. Resulting translation gains or losses are recognized as a component of other comprehensive income (loss). We are subject to the effects of exchange rate fluctuations with respect to any of such currency.

In accordance with ASC 830, Foreign Currency Matters (ASC 830), we translate the assets and liabilities into United States dollars using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from both RMB and HKD into United States dollar are recorded in stockholders’ equity as part of accumulated other comprehensive income. Further, foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Gains and losses on those foreign currency transactions are included in other income (expense), net for the period in which exchange rates change.

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

Key Components of Our Results of Operations

Sales Revenue

We generate revenue through selling automotive rubber and plastic sealing strips under two models of supply:

Model A (Direct Supply Model)

Following successful on-site inspections by auto OEMs, our operating subsidiary secures listing in its directories as a first-tier supplier that directly provides products to the OEM. For example, eGT is an auto OEM, and we serve as their first-tier supplier. eGT directly signs purchase or supply agreements with our operating subsidiary. This positions our operating subsidiary to independently procure raw materials, monitor the production of final products and directly deliver finished goods to the warehouses of the auto OEMs. Our operating subsidiary fulfills its performance obligation upon the delivery of finished products to their warehouses, following a subsequent quality inspection approved by them. Simultaneously, they may request product replacements for disqualified items. Ownership and control of our finished products transfer to customers upon successful inspection and acceptance into an OEM’s warehouse. Revenue recognition occurs upon the transfer of control of our products to a customer, with payments made directly by the OEM.

Model B (Indirect Supply Model)

Our operating subsidiary receives the purchase orders from our related parties-Shanghai Xinsen and Xinsen Sealing Products (Hangzhou) Co., Ltd (“Hangzhou Xinsen”) (collectively named as “Xinsen Group” for two companies together). The Company’s Chief Executive Officer, President and Chairperson, Ms. Xingxiu Hua, previously held a 90% ownership interest in Shanghai Xinsen and Shanghai Xinsen holds a 70% ownership interest in Hangzhou Xinsen. Effective October 1, 2022, Ms. Hua reduced her ownership of Shanghai Xinsen from 90% to 15%, and accordingly reduced her indirect ownership of Hangzhou Xinsen from 63% to 10.5%. The Xinsen Group serves as a certified second-tier supplier for branded Automobile Manufacturers (“Auto Manufacturers”). A second-tier supplier refers to a supplier that provides products to the first-tier suppliers of the OEM. First-tier suppliers could be suppliers of car doors, rubber and plastic components and other automobile parts. Auto Manufacturers issue consolidated purchase orders for complete sets of rubber and plastic auto parts for a particular model to their first-tier suppliers. These first-tier suppliers subcontract the production of rubber and plastic seals to second-tier suppliers. As a second-tier supplier and a facilitator of production rather than a direct manufacturer, Xinsen Group coordinates with us to fulfill orders. Upon receipt of purchase orders, our operating subsidiary procures rubber materials from our vendors. The production process involves outsourcing to third-party manufacturers for either work-in-process products (“WIP”) or finished products, based on management’s decisions in response to operational circumstances.

We employ two distinct forms of outsourced processing under Model B.

1)	Our operating subsidiary purchases raw materials and subcontracts production to third-party manufacturers for WIP. Once WIP is finished and delivered to the warehouse, our operating subsidiary supervises certain manual processes, such as welding and constructing in order to meet the specification of the purchase orders. The completion of the final products is contingent upon a rigorous quality inspection conducted by Our operating subsidiary, ensuring they meet the highest standards.

2)	Our operating subsidiary purchases raw materials and subcontracts third party manufacturers to produce finished products. Our operating subsidiary will trace and observe each step of production undertaken by third-party manufacturers, with a primary focus on the final quality control step.

The finished products are delivered to the warehouses of Xinsen Group’s upstream first-tier suppliers, either from our locations or those of the third-party manufacturers. Quality inspection is carried out by assigned inspectors from Xinsen Group upon delivery our operating subsidiary fulfills its obligation when the finished products reach Xinsen Group’s customers and pass the qualified quality inspection.

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

Model C (OEM Supply Model)

The contract manufacturing process begins with the customer placing an order and supplying all necessary raw materials. We coordinate with qualified processing partners and dispatch our experienced technical personnel to provide on-site guidance and supervision throughout the production process.

If the subcontractor’s personnel are unable to complete certain steps to the required standard, we may assign our own workers to carry out or complete those specific processes using the equipment available at the subcontractor’s facility. This approach ensures that the final products meet the customer’s specifications and quality expectations, consistent with the contract manufacturing model previously adopted.

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

Related Party Sales Revenue

We generate revenue through the sale of automotive rubber and plastic sealing strips under an indirect supply model. RLHK receives purchase orders from its customers, Shanghai Xinsen and Shanghai Huaxin, which are related parties. The Company’s Chief Executive Officer, President and Chairperson, Ms. Xingxiu Hua, previously held a 90% ownership interest in Shanghai Xinsen. Effective October 1, 2022, Ms. Hua reduced her ownership interest in Shanghai Xinsen from 90% to 15%. Both Shanghai Xinsen and Shanghai Huaxin serve as certified second-tier suppliers to branded automobile manufacturers (the “Auto Manufacturers”).

Second-tier suppliers provide products to first-tier suppliers of original equipment manufacturers (“OEMs”). First-tier suppliers typically manufacture or assemble major automotive components, such as doors, rubber and plastic components, and other automobile parts. Auto Manufacturers issue consolidated purchase orders for complete sets of rubber and plastic components for specific vehicle models to their first-tier suppliers, who in turn subcontract the production of rubber and plastic sealing strips to second-tier suppliers.

As second-tier suppliers and facilitators of production rather than direct manufacturers, Shanghai Xinsen and Shanghai Huaxin coordinate with the Company to fulfill customer orders. Upon receipt of purchase orders, RLHK places corresponding orders with third-party vendors. These vendors are responsible for procuring raw materials and manufacturing the finished products. Throughout the production process, RLHK monitors and observes each key stage of manufacturing performed by the third-party vendors, with particular emphasis on final quality control.

Finished products are delivered either from the Company’s facilities or directly from third-party manufacturers to the warehouses of the first-tier suppliers designated by Shanghai Xinsen and Shanghai Huaxin. Upon delivery, quality inspections are performed by inspectors appointed by the end customers. RLHK’s performance obligation is considered fulfilled when the finished products are delivered to the customers designated by Shanghai Xinsen and Shanghai Huaxin and successfully pass the required quality inspections.

If products fail to meet quality standards, the customers initiate a product replacement process. Upon completion of quality and quantity verification and acceptance of the finished products into the end customers’ warehouses, invoices are issued to the Company as evidence of delivery. The invoice date represents the point at which ownership and control of the finished products are transferred under the indirect supply model from the Company to Shanghai Xinsen and Shanghai Huaxin, and indirectly to their upstream first-tier suppliers. Revenue is recognized at this point in time, when control of the products has transferred and acceptance by the end customers has occurred.

Cost of Revenues

Cost of revenues represents cost of goods sold and primarily consists of amounts paid to third-party vendors for manufacturing, logistics, and distribution services related to the production and delivery of finished products.

General and Administrative Expenses

General and administrative expenses include the expenses for commercial support personnel, personnel in executive and other administrative functions, other commercial costs necessary to support the commercial operation of our products, professional fees for legal, consulting and accounting services.

Interest Income

Interest income primarily consists of interest accrued on long-term accounts receivable arising from the proceeds of the sale of a former PRC subsidiary.

Income tax

Under Hong Kong Profits Tax rules, only profits arising in or derived from Hong Kong are subject to Profits Tax. Profits sourced outside Hong Kong may qualify as offshore profits, which are not chargeable to Hong Kong Profits Tax, subject to IRD review. Management’s intention to apply for offshore tax exemption and the status of such application. Based on the current facts and circumstances, management considers RLHK’s income, if any, to be offshore in nature.

Tax on dividends

Based on the current practice of the Inland Revenue Department of Hong Kong, no profits tax is payable in Hong Kong in respect of dividends paid by RLHK.

Capital gains and profits tax

The Inland Revenue Ordinance provides, among other things, that profits tax shall be charged on every person carrying on a trade, profession or business in Hong Kong in respect of his or her assessable profits arising in or derived from Hong Kong. RLHK is currently subject to the two-tiered profits tax regime according to Hong Kong tax rules and regulations.

The two-tier profits tax rates system of Hong Kong became effective since the assessment year 2018/2019. Under the two-tier profit tax rates regime, the profits tax rate for the first HKD2 million (approximately US$260,000) of assessable profits of a corporation is subject to the lowered tax rate, 8.25%, while the remaining assessable profits is subject to the tax rate of 16.5%.

No tax is imposed in Hong Kong in respect of capital gains from the sale of shares. However, trading gains from the sale of shares by persons carrying on a trade, profession or business in Hong Kong, where such gains are derived from or arise in Hong Kong, will be subject to Hong Kong profits tax.

Result of Operation

Discontinued Operations – RLSP

On September 22, 2025, RLI established a new subsidiary, Hong Kong, Rubber Leaf Limited (“RLHK”), to continues to conduct business specializing in sales of automotive rubber and plastic sealing strips as all principal orders, customer contracts and supply arrangements formerly associated with RLSP were transferred to RLHK. During the year ended December 31, 2025, the Company generated $Nil of revenue through RLSP compared to $6,929,706 revenue for the year ended December 31, 2024. However, due to the uncertain of operation resumption and legal commitment, the operation of RLSP is not as expected, our management intended to change its operations. Subsequently on November 20, 2025, the Company entered into an agreement with a counterparty to sell certain assets and liabilities of RLSP. RLSP has been identified as discontinued operations in the accompanying consolidated financial statements. Net income (loss) from discontinued operations for 2025 and 2024 were $1,223,921 and ($1,676,699), respectively. The increasing of net income was associated with the gain on forgiveness of accounts payable to RLI.

Continued Operation

Comparison of the Years Ended on December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended on December 31, 2025 and 2024:

	For the years ended December 31
	2025	2024

Sales	$-	$-
Sales-related party	4,904,381	-
Total	4,904,381	-

Cost of sales	4,109,128	-
Gross loss	795,253	-

Operating Expenses
General & administrative expenses	200,351	535,929
Bad debt expense	2,472,309
Total operation expenses	2,672,660	535,929
Loss from operation	(1,877,407)	(535,929)

Other income (expenses):
Interest income (expense)	6,995	-
Total other income, net	6,995	-

Net loss from continuing operations before income taxes	$(1,870,412)	(535,929)
Income tax (benefit) expenses	63,942	-
Net loss from continuing operations	$(1,934,354)	(535,929)

Sales Revenues

Sales revenue were $4,904,381 and $Nil for the years ended December 31, 2025 and 2024. We established a wholly owned subsidiary in Hong Kong, RLHK, on September 22, 2025, and substantially transferred all principal orders, customer contracts and supply arrangements formerly associated with RLSP to RLHK. RLHK is now the Company’s primary operating entity and continues to conduct business specializing in sales of automotive rubber and plastic sealing strips. The Company anticipates that sales revenue will continue to increase in future periods.

Cost of Sales

Cost of sales were $4,109,128 and $Nil for the years ended on December 31, 2025 and 2024 respectively and were consistent with the level of sales during the corresponding periods.

Gross Loss

Gross loss were $795,253 and $Nil for the years ended on December 31, 2025 and 2024, respectively.

General and Administrative Expenses

General and administrative expenses were $200,351 and $535,929 for the years ended December 31, 2025 and 2024, respectively, representing a decrease of $335,578, or 63%, year over year. The decrease was primarily attributable to higher professional service fees incurred during the year ended December 31, 2024, which were mainly related to the Company’s application for uplisting to The Nasdaq Capital Market, as well as legal expenses associated with an ongoing lawsuit.

Following the disposal of the Company’s former PRC subsidiary and the realignment of operations under RLHK, the Company adjusted its operating strategy. As a result, certain significant legal and professional service contracts were terminated during 2025, contributing to the reduction in general and administrative expenses.

Bad debt expense

Bad debt expense was $2,472,309 and nil for the years ended December 31, 2025 and 2024, respectively. The bad debt expense primarily arose from amounts due from the disposed subsidiary, RLSP, that were determined to be uncollectible. Since May 2025, RLSP’s bank accounts were frozen and all business activities were suspended, which rendered collection of the outstanding receivable impracticable.

The bad debt expense recorded in 2025 was non-recurring in nature and related to the wind-down of RLSP.

Loss from Operations

For the year ended December 31, 2025, loss from operations was $(1,877,407), compared to a loss from operations of $(535,929) for the year ended December 31, 2024, representing an increase in operating loss of $1,341,478, or approximately 250%, year over year. The increase in operating loss was primarily attributable to a non-recurring bad debt expense $2.47 million related to RLSP, partially offset by a decrease in general and administrative expenses during 2025

Other Income (Expenses), Net

For the year ended on December 31, 2025, the Company has generated $6,995 other income. This was primarily related to the interest accrued on long-term accounts receivable arising from the proceeds of the sale of a former PRC subsidiary.

Net Loss

As a result of the factors described above, our net loss was $(1,870,412) for the year ended on December 31, 2025, decreased by $1,834,483 from the net loss of $(535,929) for the year ended December 31, 2024.

Liquidity and Capital Resources

As of December 31, 2025, we had an accumulated deficit of $(2,553,885). As of December 31, 2025, we had cash of $1,105 and negative working capital of $(2,499,885), compared to cash of $293 and a negative working capital of $(14,263,400) on December 31, 2024. The improvement in working capital was primarily attributable to the disposal of the Company’s former PRC subsidiary, RLSP, which had generated accumulated losses and significant working capital deficits in prior periods.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

Years Ended December 31, 2025, and 2024

	Years Ended December 31,
	2025	2024	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(153,846)	$(508,429)	$354,583	(70)%
Investing activities	-	(130,000)	130,000	(100)%
Financing activities	150,666	597,500	(446,834)	(75)%
Effect of foreign currency translation on cash flow	3,992	-	3,992	(100)%
Net increase (decrease) in cash	$812	$(40,929)	$41,741	(102)%

Cash Provided in Operating Activities

Net cash used in operating activities was $(153,846) for the years ended December 31, 2025, as compared to $(508,426) for the years ended December 31, 2024. The increase in cash outflow was primarily driven by the increase of sales revenue from RLHK, which has been the Company’s primary operating entity and continues to conduct business specializing in sales of automotive rubber and plastic sealing strips, after the disposal of RLSP.

Cash Used in Investing Activities

Net cash used in investing activities was nil for the year ended December 31, 2025, compared to $(130,000) for the year ended December 31, 2024. The cash outflow of $130,000 in 2024 was primarily attributable to a capital contribution to RLSP, which was subsequently disposed of on November 20, 2025.

Cash Provided by Financing Activities

Net cash provided by financing activities was $150,666 for the year ended December 31, 2025, compared to $597,500 for the year ended December 31, 2024. The decrease was primarily attributable to reduced funding from officers, reflecting lower cash requirements following a decline in legal and regulatory expenses and the termination of certain significant contracts as part of the Company’s adjustment of its business strategy.

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

We generate revenue through the sale of automotive rubber and plastic sealing strips under an indirect supply model. RLHK receives purchase orders from its customers, Shanghai Xinsen and Shanghai Huaxin, which are related parties. The Company’s Chief Executive Officer, President and Chairperson, Ms. Xingxiu Hua, previously held a 90% ownership interest in Shanghai Xinsen. Effective October 1, 2022, Ms. Hua reduced her ownership interest in Shanghai Xinsen from 90% to 15%. Both Shanghai Xinsen and Shanghai Huaxin serve as certified second-tier suppliers to branded automobile manufacturers (the “Auto Manufacturers”).

Second-tier suppliers provide products to first-tier suppliers of original equipment manufacturers (“OEMs”). First-tier suppliers typically manufacture or assemble major automotive components, such as doors, rubber and plastic components, and other automobile parts. Auto Manufacturers issue consolidated purchase orders for complete sets of rubber and plastic components for specific vehicle models to their first-tier suppliers, who in turn subcontract the production of rubber and plastic sealing strips to second-tier suppliers.

As second-tier suppliers and facilitators of production rather than direct manufacturers, Shanghai Xinsen and Shanghai Huaxin coordinate with the Company to fulfill customer orders. Upon receipt of purchase orders, RLHK places corresponding orders with third-party vendors. These vendors are responsible for procuring raw materials and manufacturing the finished products. Throughout the production process, RLHK monitors and observes each key stage of manufacturing performed by the third-party vendors, with particular emphasis on final quality control.

Finished products are delivered either from the Company’s facilities or directly from third-party manufacturers to the warehouses of the first-tier suppliers designated by Shanghai Xinsen and Shanghai Huaxin. Upon delivery, quality inspections are performed by inspectors appointed by the end customers. RLHK’s performance obligation is considered fulfilled when the finished products are delivered to the customers designated by Shanghai Xinsen and Shanghai Huaxin and successfully pass the required quality inspections.

If products fail to meet quality standards, the customers initiate a product replacement process. Upon completion of quality and quantity verification and acceptance of the finished products into the end customers’ warehouses, invoices are issued to the Company as evidence of delivery. The invoice date represents the point at which ownership and control of the finished products are transferred under the indirect supply model from the Company to Shanghai Xinsen and Shanghai Huaxin, and indirectly to their upstream first-tier suppliers. Revenue is recognized at this point in time, when control of the products has transferred and acceptance by the end customers has occurred.

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

Item 6A. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 7. Consolidated Financial Statements and Supplementary Data

Our audited consolidated financial statements are set forth in this Annual Report beginning on page F-3.

RUBBER LEAF INC

17506 Colima Road, Ste 101,
City of Industry, CA 91748
Tel: +1 (626) 581-0818
Fax: +1 (626) 581-0809

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Rubber Leaf Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Rubber Leaf Inc. and subsidiary (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operation, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Related Party Transactions

As described in Note 3 to the consolidated financial statements, management has disclosed that the Company’s chief executive officer had or has a controlling ownership interest in, or significant influence over, certain key vendors, customers, and the disposed subsidiary to a related party. Each of those entities has been identified as a related party as of December 31, 2025 and 2024. The Company has also entered into numerous business transactions with related parties, including but not limited to raw material and finished goods purchase agreements, sales contracts, equity transfer agreements, and financing agreements.

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

PCAOB ID: 2485

Rowland Heights, California

February 6, 2026

RUBBER LEAF INC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024

ASSETS
Current assets:
Cash	$1,105	$293
Accounts receivables – related parties	3,295,030	-
Advances to vendors	-	5,000
Current assets from discontinued operations		9,926,991
Total current assets	3,296,135	9,932,284
Noncurrent assets:
Long term Account receivables-Related party	2,787,131
Noncurrent assets from discontinued operations	-	11,765,844
Total assets	$6,083,266	$21,698,128

LIABILITIES
Current liabilities:
Accounts payables – related parties	$2,498,787	$-
Other payables - related parties	3,174,291	3,023,625
Other current liabilities	59,000	13,500
Current liabilities from discontinued operations	-	21,158,559
Total current liabilities	5,732,078	24,195,684

Noncurrent liabilities:
Deferred tax liabilities	63,942	-

Total liabilities	5,796,020	24,195,684

Commitment and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock: 40,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: 100,000,000 shares authorized, 41,109,458 shares and 41,109,458 shares issued and outstanding as of December 31, 2025 and 2024	41,110	41,110
Additional paid-in capital	2,799,035	2,799,035
Accumulated deficit	(2,553,885)	(5,421,529)
Accumulated other comprehensive income	986	83,828
Total stockholders’ (deficit) equity	287,246	(2,497,556)
Total liabilities and stockholders’ equity	$6,083,266	$21,698,128

The accompanying notes are an integral part of these financial statements

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	For the years ended December 31
	2025	2024

Sales	$-	$-
Sales-related party	4,904,381	-
Total	4,904,381	-

Cost of sales	4,109,128	-
Gross loss	795,253	-

Operating Expenses
General & administrative expenses	200,351	535,929
Bad debt expense	2,472,309
Total operation expenses	2,672,660	535,929
Loss from operation	(1,877,407)	(535,929)

Other income (expenses):
Interest income (expense)	6,995
Total other income, net	6,995

Net loss from continuing operation before income taxes	$(1,870,412)	(535,929)
Income tax (benefit) expenses	63,942	-
Net loss from continuing operations	$(1,934,354)	(535,929)

Gain (loss) from discontinued operations (including disposal gain of $3,578,076 for the year ended December 31, 2025),net of tax	4,801,998	(1,667,699)
Net income (loss)	$2,867,644	(2,203,628)

Other comprehensive income (loss)
Foreign currency translation, net of tax	(82,842)	(35,823)
Comprehensive loss	2,784,802	(2,239,451)

Earnings per share
Basic and diluted loss per share	$0.07	$(0.05)
Weighted average common shares outstanding	41,109,458	41,109,458

The accompanying notes are an integral part of these financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stocks		Common Stocks				Additional Paid-in		Accumulated	Accumulated Other Comprehensive Income		Total Stockholders’ Equity
	Shares	Amount	Shares		Amount		Capital		Deficit	(Loss)		(Deficit)
Balance at December 31, 2023	-	$-		41,109,458		$41,110		$2,799,035	$(3,217,901)		$119,651	$(258,105)
Issue of Shares
Net loss	-	-		-		-		-	(2,203,628)		-	(2,203,628)
Foreign currency translation, net tax	-	-		-		-		-	-		(35,823)	(35,823)
Balance at December 31, 2024			41,109,458		$41,110		2,799,035		$(5,421,529)	$83,828		$(2,497,556)

Issue of Shares									-		-
Net income	-	-		-		-		-	2,867,644		-	2,867,644
Foreign currency translation, net tax	-	-		-		-		-	-		(82,842)	(82,842)
Balance at December 31, 2025			41,109,458		$41,110		2,799,035		$(2,553,885)	$986		$287,246

The accompanying notes are an integral part of these financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31
	2025	2024

Cash flow from operating activities
Net income (loss)	2,867,644	(2,203,628)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Bad debt expense	2,472,309
(Gain) Loss from discontinued operations	(4,801,998)	1,667,699
Changes in operating assets and liabilities:
Accounts receivables – related parties	(3,295,030)	-
Advance to vendors	(5,000)	-
Advance to vendors – related party	-	23,000
Accounts payables - related parties	2,498,787	-
Deferred tax liabilities	63,942	-
Other current liabilities	45,500	4,500)
Net cash used in operating activities	(153,846)	(508,429)

Cash flow from investing activities
Investment in disposal subsidiary	-	(130,000)
Net cash used in investing activities	-	(130,000)

Cash flow from financing activities
Proceeds from to related parties	150,666	597,500
Net cash provided by financing activities	150,666	597,500

Effect of exchange rate changes	3,992	-
Increase (decrease) in cash	812	(40,929)
Cash and restricted cash, beginning	293	41,222
Cash and restricted cash, ending	$1,105	$293

Supplemental disclosures of cash flow
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

RUBBER LEAF INC

NOTES TO THE AUDITED FINANCIAL STATEMENTS

Note 1 - Organization and Description of Business

Rubber Leaf Limited (“RLHK”) was incorporated in Hong Kong on September 22, 2025, and is located at Room 2109, 21/F, C C Wu Building, 302–308 Hennessy Road, Wanchai, Hong Kong. RLHK is engaged in import and export trading and the sales of synthetic rubber, rubber compounds, car window seals, auto parts, and related products for the Company’s integrated group companies. Following the disposition of RLSP, RLHK has assumed all principal orders, customer contracts, and supply arrangements previously associated with RLSP and currently serves as the Company’s primary operating subsidiary.

Our former PRC subsidiary, Rubber Leaf Sealing Products (Zhejiang) Co., Ltd. (“RLSP”), was established on July 8, 2019 and was disposed of by the Company on November 20, 2025. RLSP was engaged in import and export trading, as well as the production and sales of synthetic rubber, rubber compounds, car window seals, auto parts, and related products, and operated an integrated manufacturing facility in the People’s Republic of China. RLSP was a well-known auto parts enterprise and served as a first-tier supplier to major automobile manufacturers, including Dongfeng Motor and Renault. RLSP had a registered capital of US$20 million and was a wholly foreign-owned enterprise.

On November 20, 2025, pursuant to a Share Purchase Agreement, the Company sold all of its equity interests in RLSP to Shanghai Yongliansen Import and Export Trading Co., Ltd. (“Yongliansen”). As a result of this transaction, RLSP is no longer part of the Company’s operating structure. The Company’s primary operations are now conducted through its wholly owned Hong Kong subsidiary, RLHK, which continues to manage the Company’s core sales and trading activities.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements. With respect to the audited financial statements as of and for the year ended December 31, 2025, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The consolidated financial statements include the accounts of Rubber Leaf Inc, the parent company and its wholly owned subsidiary in Hongkong - Rubber Leaf Limited (“RLHK”). All intercompany transactions and balances were eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates. Signiant estimates are used in the collectability of accounts receivable and long-term account receivable , the valuation of deferred tax assets, and provisions for income taxes, among others.

Discontinued Operations

The Company classifies a business as held for sale when the criteria prescribed by Accounting Standards Codification (“ASC”) Paragraph 205-20-45-1E are met, most notably when sale of the business is probable within the next year (with certain exceptions) and it is unlikely there will be significant changes to the plan of sale. Assets and liabilities held for sale are recorded at the lower of their carrying value or fair value less cost to sell.

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

We generate revenue through the sale of automotive rubber and plastic sealing strips under an indirect supply model. RLHK receives purchase orders from its customers, Shanghai Xinsen and Shanghai Huaxin, which are related parties. The Company’s Chief Executive Officer, President and Chairperson, Ms. Xingxiu Hua, previously held a 90% ownership interest in Shanghai Xinsen. Effective October 1, 2022, Ms. Hua reduced her ownership interest in Shanghai Xinsen from 90% to 15%. Both Shanghai Xinsen and Shanghai Huaxin serve as certified second-tier suppliers to branded automobile manufacturers (the “Auto Manufacturers”).

Second-tier suppliers provide products to first-tier suppliers of original equipment manufacturers (“OEMs”). First-tier suppliers typically manufacture or assemble major automotive components, such as doors, rubber and plastic components, and other automobile parts. Auto Manufacturers issue consolidated purchase orders for complete sets of rubber and plastic components for specific vehicle models to their first-tier suppliers, who in turn subcontract the production of rubber and plastic sealing strips to second-tier suppliers.

As second-tier suppliers and facilitators of production rather than direct manufacturers, Shanghai Xinsen and Shanghai Huaxin coordinate with the Company to fulfill customer orders. Upon receipt of purchase orders, RLHK places corresponding orders with third-party vendors. These vendors are responsible for procuring raw materials and manufacturing the finished products. Throughout the production process, RLHK monitors and observes each key stage of manufacturing performed by the third-party vendors, with particular emphasis on final quality control.

Finished products are delivered either from the Company’s facilities or directly from third-party manufacturers to the warehouses of the first-tier suppliers designated by Shanghai Xinsen and Shanghai Huaxin. Upon delivery, quality inspections are performed by inspectors appointed by the end customers. RLHK’s performance obligation is considered fulfilled when the finished products are delivered to the customers designated by Shanghai Xinsen and Shanghai Huaxin and successfully pass the required quality inspections.

If products fail to meet quality standards, the customers initiate a product replacement process. Upon completion of quality and quantity verification and acceptance of the finished products into the end customers’ warehouses, invoices are issued to the Company as evidence of delivery. The invoice date represents the point at which ownership and control of the finished products are transferred under the indirect supply model from the Company to Shanghai Xinsen and Shanghai Huaxin, and indirectly to their upstream first-tier suppliers. Revenue is recognized at this point in time, when control of the products has transferred and acceptance by the end customers has occurred.

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

Concentration risk

The Company maintains cash with banks in the United States of America (“USA”) and PRC. Should any bank holding cash become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In the United States, the standard insurance amount is $250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”). In Hong Kong, a depositor has up to HKD800,000 insured by the Hong Kong Deposit Protection Board (“DPB”) under the Deposit Protection Scheme (“DPS”).and no bank account in HK as of December 31,2025.

Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash and cash equivalents and accounts receivable. As of December 31, 2025 and 2024, $Nil and $Nil of the Company’s cash and restricted cash held by financial institutions were uninsured, respectively.

Major customers

For the years ended December 31, 2025 and 2024, the Company’s revenues from two major customers accounted more than 10% of the total revenue were as following:

	Year ended December 31, 2025		As of December 31, 2025		Year ended December 31, 2024		As of December 31, 2024
	Amount	% of Total Revenue	Accounts Receivable	% of Total Accounts Receivable	Amount	% of Total Revenue	Accounts Receivable	% of Total Accounts Receivable
Customer B	$2,398,185	49%	$788,834	24%	$-	-%	$-	-%
Customer D	$2,506,196	51%	$2,506,196	76%	$-	-	$-	-

●	Customer B: Shanghai Xinsen Import & Export Co., Ltd (“Shanghai Xinsen”), a related party that sells the Company’s products to Shanghai Hongyang Sealing Co., Ltd. (“Shanghai Hongyang”) and Wuhu Huichi Auto Parts Co., Ltd. (“Wuhu Huichi”), two unrelated parties of RLHK and the Company, and certified first-tier suppliers of Auto Manufacturers. Shanghai Xinsen also charges an OEM processing fee to Zhejiang Xiangjin Autoparts Co., Ltd. (“Xiangjin”) for orders that are outsourced to us.
●	Customer D: Shanghai Huaxin Economic and Trade Co., Ltd. (“Shanghai Huaxin”), a related party, as 10% of its equity interest is held by Xingxiu Hua, the Chief Executive Officer of Rubber Leaf Inc., with the remaining 90% equity interest held by unrelated third-party shareholders, and neither Rubber Leaf Inc. nor its management has control over or significant influence on Shanghai Huaxin.

Major vendors

For the years ended December 31, 2025 and 2024, the Company made purchases from the major vendors accounted more than 10% of the total purchases were as following:

	Year ended December 31, 2025		As of December 31, 2025		Year ended December 31, 2024		As of December 31, 2024
	Amount	% of Total Purchase	Accounts payable	% of Total Accounts Payable	Amount	% of Total Purchase	Accounts payable	% of Total Accounts Payable
Vendor C	$4,109,128	100%	$2,498,787	100%	$-	-	$-	-

●	Vendor C: Shanghai Yongliansen Import and Export Trading Company (“Yongliansen”), a related party.

Accounts Receivable

Accounts receivables are reported at their net realizable value. Any value adjustments are booked directly against the relevant receivable. We have standard payment terms that generally require payment within approximately 30 to 60 days. Management performs ongoing credit evaluations of its customers. An allowance for potentially uncollectible accounts is provided based on history, economic conditions, and composition of the accounts receivable aging. As of the disposal date of RLSP, certain intercompany accounts receivable were determined to be uncollectible and were written off in full and recognized as bad debt expense. As of December 31, 2025 and 2024 no credit risk identified and no allowance for doubtful accounts.

Long-term Receivables

Long-term receivables are recorded at their present value when the effect of discounting is material. In accordance with ASC 835-30, Interest—Imputation of Interest, the Company evaluates long-term receivables to determine whether they contain a significant financing component. When applicable, such receivables are initially recognized at the present value of the future cash flows using a discount rate that reflects the market rate of interest at the time the receivable is originated.

The difference between the face value and the present value of the receivable is recorded as a discount and is amortized to interest income over the term of the receivable using the effective interest method. If the stated interest rate on a long-term receivable approximates the prevailing market rate, the receivable is recorded at its face value. The Company applies LPR 3.0% as incremental borrowing rate. Management reviews the collectability of long-term receivables on an ongoing basis and records write-offs when amounts are determined to be uncollectible.

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

Income Taxes

We are governed by the Income Tax Law of the IRD and the United States. The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The Company records deferred tax liabilities primarily related to taxable temporary differences arising from gains recognized for financial reporting purposes on the disposal of a subsidiary, where the consideration was structured as a long-term receivable and the related tax obligations are deferred under applicable tax laws.

The 2017 Tax Reform Act permanently reduces the U.S. corporate income tax rate to a 21% flat rate. In addition, the 2017 Tax Reform Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included in the gross income of the CFCs’ U.S. shareholder income. The tax law in PRC applies an income tax rate of 25% to enterprises.  Hongkong is subjected to 8.25% on the first HK $2 million of assessable profits and 16.5% on profit exceeding HK $2 million.

The Company’s subsidiary does not receive any preferential tax treatment from local government.

Taxation

The Company is subject to income taxes, indirect taxes, and other levies in accordance with the tax laws and regulations of the jurisdictions in which it operates.

Hong Kong Taxation

For the fiscal year ended December 31, 2025, the Company’s operations were conducted primarily through its Hong Kong subsidiaries and were subject to Hong Kong tax laws and regulations.

Profits Tax

Hong Kong operates on a territorial source principle of taxation. Under this regime, Profits Tax is imposed on assessable profits arising in or derived from Hong Kong. The tax is levied on net taxable profits, not on gross revenue or individual transactions.

Hong Kong currently applies a two-tiered Profits Tax rate structure for corporations:

●	8.25% on the first HK$2 million of assessable profits
●	16.5% on assessable profits exceeding HK$2 million

Application of the two-tiered rates is subject to compliance with applicable eligibility requirements and conditions prescribed under the Inland Revenue Ordinance.

Indirect Taxes

Hong Kong does not impose value added tax (VAT), goods and services tax (GST), or any general sales tax on the sale of goods or provision of services. Consequently, the Company does not charge, collect, or remit VAT, GST, or similar consumption-based taxes on its Hong Kong sales or purchases. As a free port, Hong Kong generally does not levy customs duties on imports or exports. Excise duties are imposed only on a limited range of commodities (primarily liquor, tobacco, hydrocarbon oil, and methyl alcohol), none of which are material to the Company’s business operations.

Cross-Border Transactions

When the Company’s Hong Kong operations engage in cross-border trading activities, including the import and export of rubber sealing products, the tax treatment is determined based on the territorial source principle. Profits are subject to Hong Kong Profits Tax only to the extent they are considered to arise in or be derived from Hong Kong. Profits sourced outside Hong Kong are generally not subject to Hong Kong Profits Tax.

The determination of profit source is inherently fact-specific and depends on the nature of the transactions and the location of the profit-generating activities. Such determinations may be subject to interpretation and review by the Hong Kong Inland Revenue Department.

United States Taxation

As a company incorporated in the State of Delaware and listed on a U.S. securities exchange, the Company is subject to U.S. federal income tax laws and regulations. The Company files U.S. federal income tax returns and is subject to examination by the Internal Revenue Service. The Company may also be subject to state and local income taxes in jurisdictions where it has operations or nexus.

The Company’s effective tax rate and tax obligations may be affected by various factors, including the sourcing of income, transfer pricing arrangements, foreign tax credits, and other provisions of U.S. tax law applicable to companies with international operations.

Cessation of PRC Operations

In October 2025, the Company ceased operations of RLSP, its subsidiary in the People’s Republic of China. Following the cessation of RLSP’s operations, the Company is no longer subject to PRC tax laws and regulations. As of the date of this report, the Company’s operations are subject only to the tax laws and regulations of Hong Kong and the United States.

Prior Period – People’s Republic of China Taxation

For the period from January 1, 2025 through October 2025, and for the fiscal year ended December 31, 2024, the Company conducted operations in the People’s Republic of China through RLSP and was subject to PRC taxation, including VAT at the standard rate of 13% on product sales. VAT was calculated as output VAT on sales less allowable input VAT on qualifying purchases supported by valid VAT invoices (fapiao). In accordance with the Company’s accounting policy and the substance of these transactions, revenues and cost of sales were recorded net of VAT, as the Company acts as a collection agent for the PRC tax authorities with respect to such taxes.

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

The Company does not have any potentially dilutive instruments as of December 31, 2025 and 2024, and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2025 and 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalent, restricted cash, accounts receivables, advances to vendors, inventories, other current assets, accounts payables, advances from customers and other current liabilities. For short term borrowings and notes payable, the Company concluded the carrying values are a reasonable estimate of fair values because of the short period of time between the origination and repayment and as their stated interest rates approximate current rates available.

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

Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) in accordance with ASC 220, Income Statement-Reporting Comprehensive Income (ASC 220). Under ASC 220, the Company is required to report comprehensive income (loss), which includes net income (loss) as well as other comprehensive income (loss). The only significant component of accumulated other comprehensive income (loss) as of December 31, 2025 and 2024 is the currency translation adjustment.

Segment Information

Operating segments are defined as components of an entity for which discrete financial information is available and that is regularly reviewed by the chief operating decision maker (“CODM”) in allocating resources and assessing performance. The Company’s CODM is the executive management team, consisting of the Chief Executive Officer and the Chief Financial Officer.

As discussed in Note 1, the Company disposed of RLSP during the year, and the results of RLSP have been presented as discontinued operations. Following the disposal, the Company conducts its continuing operations through a single sales channel under an indirect supply model operated by RLHK. Under this model, products are purchased by the Company and indirectly sold to customers in Shanghai through RLHK. Management does not distinguish results by customer type or geographic market for internal reporting purposes.

Based on the manner in which financial information is reviewed by the CODM, the Company has one reportable operating segment. The CODM evaluates segment performance primarily based on consolidated results, including revenue and operating expenses.

Significant segment expenses reviewed by the CODM include administrative expenses incurred by RLHK, which primarily consist of start-up and operating costs, as well as corporate-level expenses incurred by the parent company, which mainly relate to regulatory compliance, consulting, and legal services. SG&A expenses for the years ended December 31, 2025 and 2024 were $200,351 and $535,929, respectively. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.

As the Company operates in a single reportable segment, segment revenue and segment profit or loss are consistent with the amounts presented in the consolidated statements of operations and comprehensive income (loss). No geographic segment information is presented, as the Company does not manage or evaluate performance on a geographic basis.

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

Note 3 – Related Party Transactions

Purchase

In order to reduce the purchase cost and enhance the purchase power, the Company purchases the main raw materials from Yongliansen Import and Export Trading Company (“Yongliansen”) during the year ended December 31, 2025. The Company’s Chief Executive Officer, Xingxiu Hua, holds 30% of the outstanding equity of Yongliansen

For the years ended December 31, 2025 and 2024, RLHK purchased rubber products from Yongliansen in the total amount of $4,109,128 and $Nil, respectively.

On November 3, 2025, the Company entered into a tripartite payment direction, settlement acknowledgement and waiver agreement, pursuant to which a portion of the amounts payable to Yongliansen was settled through a direct payment by RLHK’s designated party, Shanghai Xinsen, which had received proceeds from product sales made by RLHK. As a result, accounts payable to Yongliansen in the amount of $1,643,377 were offset against accounts receivable from Shanghai Xinsen. As of December 31, 2025 and 2024, RLHK had accounts payable to Yongliansen of $2,498,787 and nil, respectively.

Sales under Indirect Supply Model

In order to stabilize customer relationships and maintain long-term orders, we authorized two related parties - Shanghai Xinsen (“Customer B”) and Shanghai Huaxin (“Customer D”) as our distributors. The Company’s President, Ms. Xingxiu Hua, holds 15% ownership of Shanghai Xinsen, which is a rubber product trading expert with 20 years of experience in the auto parts market.

For the years ended December 31, 2025 and 2024, RLHK had indirect sales through Shanghai Xinsen that were sold to onecertified first-tier supplierof the Auto Manufacturers $2,398,185 and $Nil respectively. As of December 31, 2025 and 2024, the accounts receivable due from Shanghai Xinsen were $788,834 and $Nil respectively, arising from normal business transactions.

For the years ended December 31, 2025 and 2024, RLHK had indirect sales through Shanghai Huaxin that were sold to onecertified first-tier supplier of the Auto Manufacturers $2,506,196 and $Nil respectively.

Disposal of subsidiary

On November 20, 2025, the Company entered into a Share Purchase Agreement with Yongliansen, pursuant to which the Company sold all of its equity interests in RLSP for total consideration of $3.0 million, payable in three installment payments of $1.0 million each, with payments due on or before June 2027, June 2028, and June 2029, respectively.

In accordance with ASC 835-30, Interest—Imputation of Interest, the Company evaluated the long-term receivable arising from the installment arrangement and initially recorded such receivable at its present value. As of December 31, 2025, the Company had a long-term accounts receivable balance of $2,787,131 due from Yongliansen, measured using an incremental borrowing rate of 3.0%

Others

As RLHK has not yet completed its bank account opening procedures, the Company has not been able to remit its capital contribution to RLHK. For the year ended December 31, 2025, the Company’s Chief Executive Officer, Ms. Xingxiu Hua, advanced $2,362 to RLHK to cover new company registration costs and statutory levies.

As of December 31, 2025 and 2024, our CEO Mrs. Xingxiu Hua and CFO Mr. Hua Wang funded the Company and RLHK in the total amounts of $3,174,291 and $3,023,625 for its daily operation, respectively. The payable amounts bear no interest rate and due on demand.

Note 4 – Shareholders’ Equity

Rubber Leaf Limited (“RLHK”) was incorporated in Hong Kong under the Companies Ordinance (Chapter 622 of the Laws of Hong Kong) as a limited liability company. The Company was established to serve as a regional subsidiary and commercial platform for Rubber Leaf Inc., focusing on cross-border operations, sales, and supply-chain coordination within Asia.

From May to July 2023, the Company issued 133,000 shares of common stocks at $3.00 per share pursuant to the private placements with ten individuals for cash. The total $399,000 subscriptions were fully received as of December 31, 2025. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

Note 5 – Discontinued Operations

Management intended to change its operation focus and entered into an agreement with a related party to sell certain assets and liabilities of RLSP. On November 20, 2025, the Company completed the disposition of the Former PRC Subsidiary pursuant to the Agreement entered on November 20, 2025. The Company concluded that, in aggregate, the sales of the businesses in PRC segment met the criteria for discontinued operations presentation in 2025. As a result, each of these businesses has been reclassified to discontinued operations in these financial statements for all periods presented. Such assets and liabilities are classified as assets and liabilities held for sale, which was closed on November 30, 2025.

Assets and Liabilities of Discontinued Operations

As previously described, assets and liabilities of discontinued operations are presented separately in the Consolidated Balance Sheets for all periods presented. The following table presents a reconciliation of the carrying amounts of the major classes of assets and liabilities of discontinued operations to the total assets and liabilities of discontinued operations as presented on the Company’s Consolidated Balance Sheets:

	November 30, 2025	December 31, 2024

Assets of discontinued operations:
Current assets:
Cash	$12,283	11,980
Accounts receivables	135,822	132,473
Accounts receivables – related parties	8,505,323	8,295,591
Advances to vendors	43,801	42,721
Advances to vendors and other receivable- related parties	238,810	232,922
Inventories, net	743,115	724,791
Other current assets	500,822	486,513
Total current assets held for sale	$10,179,976	9,926,991
Noncurrent assets:
Plant and equipment, net	9,494,729	9,864,914
Intangible assets, net	1,911,948	1,902,930
Total assets of discontinued operations on Consolidated Balance Sheets	$21,586,653	21,692,835

Liabilities of discontinued operations:
Current liabilities:
Borrowings	$4,886,989	4,766,482
Borrowings– related parties	183,318	178,797
Accounts payables	7,560,998	7,374,250
Accounts payables – related parties	7,369,491	7,187,767
Other payables - related parties	816,226	746,309
Advances from customers	352,975	344,271
Other current liabilities	821,359	560,683
Total current liabilities	21,991,356	21,158,559
Total assets of discontinued operations on Consolidated Balance Sheets	$21,991,356	21,158,559

Gain (Loss) from Discontinued Operations

The following table provides details about the major classes of line items constituting “Gain (Loss) from discontinued operations” as presented on the Company’s Consolidated Statements of Gain (Loss):

	For the years ended December 31
	2025	2024

Sales	$-	$5,245
Sales-related party	-	6,924,461
Total		6,929,706

Cost of sales-production	-	6,922,148
Cost of OEM	-	22,776
Loss on factory relocation	-	359,015
Loss on idle capacity	586,401	365,310
Total cost of sales	586,401	7,669,249
Gross (loss) profit	(586,401)	(739,543)

Operating Expenses
Selling expenses		20,426
General & administrative expenses	89,721	504,502
Total operation expenses	89,721	524,928
(Loss) income from operation	(676,122)	(1,264,471)

Other income (expenses):
Interest expenses	(265,586)	(356,438)
Other income (expenses)	-	(55,399)
Gain on forgiveness of accounts payable	2,165,629
Total other (expenses) income, net	1,900,043	(411,837)

Gain (loss) from discontinued operations before income taxes	$1,223,921	(1,676,308)
Gain on disposal, net	3,578,076
Income tax expenses		(8,609)
Gain (loss) from discontinued operations, net of income taxes	$4,801,998	(1,667,699)

Cash Flow From Discontinued Operations

	For the years ended December 31
	2025	2024

Cash flow of discontinued operations
Net cash provided by operating activities	$-	$(100,781)
Net cash provided by investing activities	-	(1,947,584)
Cash flow provided by discontinued operations	-	(2,048,365)

Note 6 - Commitment and contingencies

The Company had no material commitments or contingencies as of December 31, 2025.

Note 7 - Income Taxes

The Company, RLI is a Nevada company and subject to the United States federal income tax at a tax rate of 21%. The Company’s Form PRC Subsidiary, RLSP, is incorporated in the PRC and are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes (“EIT”) is generally imposed at 25%. RLSP was disposed from the Company on November 20, 2025 by selling all our then equity interests in RLSP to Shanghai Yongliansen Import and Export Trading Co., Ltd. (“Yongliansen”).

The Company’s current subsidiary, RLHK, is incorporated in Hong Kong, and is subject to the Inland Revenue Ordinance which provides, among other things, that profits tax shall be charged on every person carrying on a trade, profession or business in Hong Kong in respect of his or her assessable profits arising in or derived from Hong Kong. RLHK is currently subject to the two-tiered profits tax regime according to Hong Kong tax rules and regulations.

The two-tier profits tax rates system of Hong Kong became effective since the assessment year 2018/2019. Under the two-tier profit tax rates regime, the profits tax rate for the first HKD2 million (approximately US$260,000) of assessable profits of a corporation is subject to the lowered tax rate, 8.25%, while the remaining assessable profits is subject to the tax rate of 16.5%.

No tax is imposed in Hong Kong in respect of capital gains from the sale of shares. Under Hong Kong tax regulations, a company’s first financial year for profits tax purposes may be up to 18 months from the date of incorporation, and the timing of the first profits tax filing is determined based on the company’s selected financial year-end.

RLHK currently expects to adopt a first financial year-end of December 31, 2026 (or March 31, 2027), and therefore is not required to file a profits tax return for the year ended December 31, 2025. In addition, management expects that RLHK’s operations qualify as offshore activities, as all substantive business activities are conducted outside Hong Kong. Under Hong Kong’s territorial source principle, profits derived from offshore activities are generally exempt from Hong Kong profits tax, subject to review and acceptance by the Inland Revenue Department of Hong Kong. Based on the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by RLHK.

For the years ended December 31, 2025 and 2024, income tax expense was $63,942 and nil, respectively. As of December 31, 2025 and 2024, deferred tax liabilities amounted to $220,796 and nil, respectively. The deferred tax liabilities and deferred income tax expense primarily arose from taxable temporary differences related to gains recognized for financial reporting purposes on the disposal of a subsidiary, where the consideration was structured as a long-term receivable and the related tax obligations are deferred under applicable tax laws.

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024

U.S. federal income tax rate	21%	21.0%
Tax rate difference	-%	4.0%
Nontaxable items	-%	-%
GILTI tax	-%	-%
Others	-%	0.4)%
Valuation allowance	-%	(25.0)%
Effective tax rate	-%	0.4)%

As the Company incurred a pre-tax loss with income tax expense arising from disposal gains and deferred income tax adjustments. Accordingly, the effective income tax rate for the period is not meaningful.

For U.S. income tax purposes, the Company has no cumulative undistributed earnings of foreign subsidiary as of December 31, 2025. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the years ended December 31, 2025 and 2024, no GILTI tax expense was incurred.

ASC 740 also requires the recognition and measurement of uncertain tax positions using a “more-likely-than-not” threshold. Management has evaluated the Company’s tax positions, including the anticipated offshore profits tax exemption in Hong Kong, and determined that no liability for uncertain tax positions was required to be recorded as of December 31, 2025.

Note 8 - Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. Based on our evaluation, no other event has occurred requiring adjustment or disclosure

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

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

As of the end of the period covered by this Annual Report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025 due to the material weaknesses in our internal control over financial reporting described below, including (i) insufficient GAAP technical accounting expertise and (ii) inadequate segregation of duties resulting from a limited number of personnel. We are taking steps to remediate these material weaknesses, including enhancing oversight, engaging third-party accounting support, and implementing additional policies and procedures.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Management identified material weaknesses including insufficient GAAP technical accounting expertise and inadequate segregation of duties due to limited personnel.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2025. Based on the criteria set forth in the 2013 COSO Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2025 due to the material weaknesses described above.

This Annual Report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Subsequent to the end of the period covered by this Annual Report and in light of the material weaknesses described above, management is in the process of designing and implementing improvements in internal control over financial reporting, and we currently plan to hire an independent third-party consultant to assist in identifying and determining appropriate accounting procedures and controls to implement.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

Item 8C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 9. Directors, Executive Officers and Corporate Governance.

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

The following table sets forth information regarding the members of our Board and our executive officers:

Name	Age	Position	Year Commenced
Xingxiu Hua	56	President, Chief Executive Officer & Chairperson of the Board	2021
Hua Wang	35	Chief Financial Officer, Secretary and Director	2021
Jun Tong	56	Director	2021
Jiangwei Yan	64	Director	2023
Wei Xu	58	Director	2023
Rong Yu	56	Director	2023
Yifeng Xu	48	Director	2023

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

Insider Trading Policy

All officers, directors and employees of, and consultants and contractors to, us or any of our subsidiaries are subject to our Insider Trading Policy. The Insider Trading Policy prohibits the unauthorized disclosure of any nonpublic information acquired in the workplace and the misuse of material nonpublic information in the trading of our securities. To ensure compliance with the Insider Trading Policy and applicable federal and state securities laws, all officers, directors and employees of, and consultants and contractors to, us or any of our subsidiaries must refrain from the sale or purchase of our securities except in specific designated trading windows or pursuant to 10b5-1 trading plans that were preapproved. Even during a trading window period, certain insiders, including our named executive officers and directors, must comply with our designated pre-clearance policy prior to trading in our securities. As of January 30, 2026 we have not adopted any trading plans or non-Rule 10b5-1 trading arrangements for any officers or directors.

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

Meetings of the Board of Directors

During our fiscal year ended December 31, 2025, the Board met from time to time informally and acted by written consent on numerous occasions.

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

Item 10. Executive Compensation

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2025 and 2024. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and principal position	Year ended December 31st	Salary ($)	Stock Compensation ($)	Total ($)
Xingxiu Hua, President, Chief Executive Officer and Director	2025	$-	$-	$-
	2024	$16,677	$-	$16,677
Hua Wang, Chief Financial Officer, Secretary and Director	2025	$-	$-	$-
	2024	$8,338	$-	$8,338

Equity Awards

We did not grant any equity awards to our officers or directors for the fiscal year ended December 31, 2025 and there are no option awards or stock awards outstanding at December 31, 2025.

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

Director Compensation

The following table provides information regarding the total compensation that was earned by or paid to each person who served as our directors during the year ended December 31, 2025. Ms. Xingxiu Hua and Mr. Hua Wang are not included in the table below as their compensation information are provided in the “Summary Compensation Table” above.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Jun Tong	-	-	-	-	-	-	-
Jiangwei Yan	-	-	-	-	-	-	-
Wei Xu	-	-	-	-	-	-	-
Rong Yu	-	-	-	-	-	-	-
Yifeng Xu	-	-	-	-	-	-	-

Item 11. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table sets forth information as of January 30, 2026 regarding the beneficial ownership of the Company’s common stock by each of its executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock after giving effect to any exercise of warrants or options held by that person. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of Room 2109, 21/F C C WU BLDG 302-308 HENNESSY ROAD, WANCHAI, HONG KONG.

Name of Beneficial Owner	Position	Amount of Shares Beneficial Owned	Percent of class (1)
Xingxiu Hua	President, Chief Executive Officer and Chairperson	36,272,184	88.23%
Hua Wang	Chief Financial Officer, Secretary and Director	2,301,866	5.60%
Jun Tong	Chief Marketing Officer, Chief Technology Officer, Director	60,000	*
Jiangwei Yan	Director	-	-
Wei Xu	Director	-	-
Rong Yu	Director	-	-
Yifeng Xu	Director	-	-
Officers and Directors as a Group (total of 7 persons)		38,634,050	93.83%

*	Less than 1%
(1)	Based upon 41,109,458 shares outstanding as of January 30.
(2)	Under the Company’s 2021 Equity Incentive Plan, the Board has issued 60,000 common shares of the Company to Mr. Jun Tong on September 28, 2021.

Equity Plan Information

See Part II, Item 4 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report.

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

Item 12. Certain Relationships and Related Transactions

Purchase

In order to reduce the purchase cost and enhance the purchase power, the Company purchases the main raw materials from Yongliansen Import and Export Trading Company (“Yongliansen”) during the year ended December 31, 2025. The Company’s Chief Executive Officer, Xingxiu Hua, holds 30% of the outstanding equity of Yongliansen

For the years ended December 31, 2025 and 2024, RLHK purchased rubber products from Yongliansen in the total amount of $4,109,128 and $Nil, respectively.

On November 3, 2025, the Company entered into a tripartite payment direction, settlement acknowledgement and waiver agreement, pursuant to which a portion of the amounts payable to Yongliansen was settled through a direct payment by RLHK’s designated party, Shanghai Xinsen, which had received proceeds from product sales made by RLHK. As a result, accounts payable to Yongliansen in the amount of $1,643,377 were offset against accounts receivable from Shanghai Xinsen. As of December 31, 2025 and 2024, RLHK had accounts payable to Yongliansen of $2,498,787 and nil, respectively.

Sales under Indirect Supply Model

In order to stabilize customer relationships and maintain long-term orders, we authorized two related parties - Shanghai Xinsen (“Customer B”) and Shanghai Huaxin (“Customer D”) as our distributors. The Company’s President, Ms. Xingxiu Hua, holds 15% ownership of Shanghai Xinsen, which is a rubber product trading expert with 20 years of experience in the auto parts market.

For the years ended December 31, 2025 and 2024, RLHK had indirect sales through Shanghai Xinsen that were sold to onecertified first-tier supplierof the Auto Manufacturers $2,398,185 and $Nil respectively. As of December 31, 2025 and 2024, the accounts receivable due from Shanghai Xinsen were $788,834 and $Nil respectively, arising from normal business transactions.

For the years ended December 31, 2025 and 2024, RLHK had indirect sales through Shanghai Huaxin that were sold to onecertified first-tier supplier of the Auto Manufacturers $2,506,196 and $Nil respectively.

Disposal of subsidiary

On November 20, 2025, the Company entered into a Share Purchase Agreement with Yongliansen, pursuant to which the Company sold all of its equity interests in RLSP for total consideration of $3.0 million, payable in three installment payments of $1.0 million each, with payments due on or before June 2027, June 2028, and June 2029, respectively.

In accordance with ASC 835-30, Interest—Imputation of Interest, the Company evaluated the long-term receivable arising from the installment arrangement and initially recorded such receivable at its present value. As of December 31, 2025, the Company had a long-term accounts receivable balance of $2,787,131 due from Yongliansen, measured using an incremental borrowing rate of 3.0%

Others

As RLHK has not yet completed its bank account opening procedures, the Company has not been able to remit its capital contribution to RLHK. For the year ended December 31, 2025, the Company’s Chief Executive Officer, Ms. Xingxiu Hua, advanced $2,362 to RLHK to cover new company registration costs and statutory levies.

As of December 31, 2025 and 2024, our CEO Mrs. Xingxiu Hua and CFO Mr. Hua Wang funded the Company and RLHK in the total amounts of $3,174,291 and $3,023,625 for its daily operation, respectively. The payable amounts bear no interest rate and due on demand.

Item 13. Principal Accountant Fees and Services.

The following table shows the fees that were billed for audit and other services provided by Simon & Edward, LLP, our independent auditors, for the fiscal year ended December 31, 2025 and 2024, respectively:

	Year ended December 31,
	2025	2024
Audit Fees	$52,500	$57,500

Audit-Related Fees	$-	$-

Tax Fees	$3,000	$3,000

All Other Fees	$2500	$-

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

PART IV

Item 14. Exhibits; Financial Statement Schedules.

The following documents are filed as part of this Annual Report:

1.	Financial Statements: The following Financial Statements and Supplementary Data of Rubber Leaf Inc and the Report of Independent Registered Public Accounting Firm included in Part II, Item 7:

●	Consolidated Balance Sheets at December 31, 2025 and 2024;

●	Consolidated Statements of Operations and Other Comprehensive Income for the years ended December 31, 2025 and 2024;

●	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2025 and 2024;

●	Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024; and

●	Notes to Financial Statements.

2.	Exhibits:

Exhibit No.	Description
2.1

Share Purchase Agreement, dated November 20, 2025, by and between Rubber Leaf Inc. and Shanghai Yongliansen Import & Export Co., Ltd. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 9, 2025)

3.1	Certificate of Incorporation, as filed with the Nevada Secretary of State on May 18, 2021 (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of the Company as filed with the SEC on November 15, 2021)
3.2	Bylaws of The Registrant (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of the Company as filed with the SEC on November 15, 2021)
3.3	Certificate of Incorporation of Rubber Leaf Limited (Hong Kong) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 9, 2025)
4.1	Description of Registrant’s Securities (incorporated herein by reference to Exhibit 4.1 to our annual report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 27, 2024)
10.1	Share Exchange Agreement between the Company and Xingxiu Hua dated May 27, 2021 (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-1 of the Company as filed with the SEC on November 15, 2021)
10.2†	Rubber Leaf Inc 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of the Company as filed with the SEC on February 23, 2024)
14.1	Code of Ethics (incorporated herein by reference to Exhibit 14.1 to our annual report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 27, 2024)
19.1*	Insider Trading Policy and Procedures

21.1*	List of Subsidiaries of the Registrant
24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter (incorporated herein by reference to Exhibit 99.1 to the Registration Statement on Form S-1 of the Company as filed with the SEC on February 23, 2024)
99.2	Compensation Committee Charter (incorporated herein by reference to Exhibit 99.2 to the Registration Statement on Form S-1 of the Company as filed with the SEC on February 23, 2024)
99.3	Nominating and Corporate Governance Committee Charter (incorporated herein by reference to Exhibit 99.3 to the Registration Statement on Form S-1 of the Company as filed with the SEC on February 23, 2024)
101	Interactive Data Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Compensatory plan.

* Filed herewith.

** Furnished herewith and not to be incorporated by reference into any filing of Rubber Leaf Inc under the Securities Act or the Exchange Act whether made before or after the date of this Annual Report.

Item 15. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 6, 2026.

RUBBER LEAF INC

By:	/s/ Xingxiu Hua
Xingxiu Hua, Chief Executive Officer

By:	/s/ Hua Wang
Hua Wang, Chief Financial Officer

Name	Position	Date

/s/ Xingxiu Hua	Chief Executive Officer, President and Chairperson of the Board of Directors	February 6, 2026
Xingxiu Hua	(Principal Executive Officer)

/s/ Hua Wang	Chief Financial Officer, Secretary and Director	February 6, 2026
Hua Wang	(Principal Financial and Accounting Officer)

/s/ Jun Tong	Director	February 6, 2026
Jun Tong

/s/ Jiangwei Yan	Director	February 6, 2026
Jiangwei Yan

/s/ Wei Xu	Director	February 6, 2026
Wei Xu

/s/ Rong Yu	Director	February 6, 2026
Rong Yu

/s/ Yifeng Xu	Director	February 6, 2026
Yifeng Xu

