Form 10-Q
period 2026-03-31
Rubber Leaf Inc
filed 2026-05-14
CIK 1893657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 14, 2026, the Registrant had 41,109,458 shares of common stock, $0.001 par value, issued and outstanding.

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section entitled “Risk Factors,” beginning on page 11 of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on March 20, 2025. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “RLI,” “Company,” “we,” “us,” and “our” in this document refer to Rubber Leaf Inc., a Nevada corporation.

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RUBBER LEAF INC

RUBBER LEAF INC

CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash	$3,221	$1,105
Accounts receivables – related parties	5,771,120	3,295,030
Total current assets	5,774,341	3,296,135
Noncurrent assets:
Long term Account receivables-Related party	2,808,035	2,787,131
Noncurrent assets from discontinued operations		-
Total assets	$8,582,376	$6,083,266

LIABILITIES
Current liabilities:
Accounts payables – related parties	$4,485,773	$2,498,787
Other payables - related parties	3,478,851	3,174,291
Other current liabilities	22,502	59,000
Total current liabilities	7,987,126	5,732,078

Noncurrent liabilities:
Deferred tax liabilities	63,942	63,942

Total liabilities	8,051,068	5,796,020

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock: 40,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: 100,000,000 shares authorized, 41,109,458 shares and 41,109,458 shares issued and outstanding as of March 31, 2026 and December 31, 2025	41,110	41,110
Additional paid-in capital	2,799,035	2,799,035
Accumulated deficit	(2,309,823)	(2,553,885)
Accumulated other comprehensive income	986	986
Total stockholders’ equity	531,308	287,246
Total liabilities and stockholders’ equity	$8,582,376	$6,083,266

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	For the three months ended March 31,
	2026	2025
	(Unaudited)
Sales-related parties	$3,264,924	$-
Total	3,264,924

Cost of sales	2,979,579	-
Gross profit (loss)	285,345	-

Operating Expenses
General & administrative expenses	62,187	79,851
Total operation expenses	62,187	79,851
Income (loss) from operation	223,158	(79,851)

Other income (expense):
Interest expense (income)	20,904	-
Other income, net	-	-
Total other expenses, net	20,904	-

Net income (loss) from continuing operation before income taxes	$244,062	(79,851)
Income tax (benefit) expenses	-	-
Net income (loss) from continuing operations	$244,062	(79,851)

Gain (loss) from discontinued operations	-	(265,485)
Net income (loss)	244,062	(345,336)

Other comprehensive income (loss)
Foreign currency translation, net of tax	-	2,519
Comprehensive income (loss)	244,062	(342,817)

Earnings per share
Basic and diluted loss per share	$0.01	$(0.01)
Weighted average common shares outstanding	41,109,458	41,109,458

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred				Additional	Retained Earnings	Accumulated Other	Total Stockholders’
	Stocks		Common Stocks		Paid-in	(Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	income (loss)	(Deficit)
Balance at December 31, 2024	-	$-	41,109,458	$41,110	$2,799,035	$(5,421,529)	$83,828	$(2,497,556)

Net loss	-	-				(345,336)		(345,336)
Foreign currency translation, net tax	-	-					2,519	2,519
Balance at March 31, 2025 (Unaudited)			41,109,458	41,110	2,799,035	(5,766,865)	86,347	(2,840,373)

	Preferred				Additional	Retained Earnings	Accumulated Other	Total Stockholders’
	Stocks		Common Stocks		Paid-in	(Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	income (loss)	(Deficit)
Balance at December 31, 2025	-	$-	41,109,458	$41,110	$2,799,035	$(2,553,885)	$986	$287,246

Net income	-	-	-	-	-	244,062	-	244,062
Foreign currency translation, net tax	-	-	-	-	-	-	-	-
Balance at March 31, 2026 (Unaudited)			41,109,458	$41,110	$2,799,035	$(2,309,823)	986	531,308

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31
	2026	2025
	(Unaudited)
Cash flow from operating activities
Net income (loss)	244,062	(345,336)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities:
(Gain) Loss from discontinued operations		265,485
Accounts receivables – related parties	(2,476,090)	-
Accounts payables - related parties	2,190,746	-
Other current liabilities	(36,498)	7,500
Net cash used in operating activities	(77,780)	(72,351)

Cash flow from investing activities
Net cash used in investing activities	-	-

Cash flow from financing activities
Proceeds from to related parties	79,896	73,500
Net cash provided by financing activities	79,896	73,500

Effect of exchange rate changes	-	71
Increase (decrease) in cash	2,116	1,220
Cash and restricted cash, beginning	1,105	12,273
Cash and restricted cash, ending	$3,221	$13,493

Supplemental disclosures of cash flow
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements. With respect to the unaudited financial statements as of and for the three months ended March 31, 2026, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The consolidated financial statements include the accounts of Rubber Leaf Inc., the parent company and its wholly owned subsidiary in Hong Kong - Rubber Leaf Limited (“RLHK”). All intercompany transactions and balances were eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates. Significant estimates are used in the collectability of accounts receivable and long-term accounts receivable, the valuation of deferred tax assets, and provisions for income taxes, among others.

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

As second-tier suppliers and facilitators of production rather than direct manufacturers, Shanghai Xinsen and Shanghai Huaxin coordinate with the Company to fulfill customer orders. Upon receipt of purchase orders, RLHK places corresponding orders with related party vendors. These vendors are responsible for procuring raw materials and manufacturing the finished products. Throughout the production process, RLHK monitors and observes each key stage of manufacturing performed by the third-party vendors, with particular emphasis on final quality control.

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

Cost of revenue

Cost of revenues consists of purchased goods acquired from our related party, Yongliansen.

Cash and Cash Equivalents

Cash and cash equivalents include bank deposits and liquid investments with original maturities of three months or less as of the purchase date of such investments.

Concentration risk

The Company maintains cash with banks in the United States of America (“USA”) and Hong Kong. Should any bank holding cash become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In the United States, the standard insurance amount is $250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”). In Hong Kong, a depositor has up to HKD800,000 insured by the Hong Kong Deposit Protection Board (“DPB”) under the Deposit Protection Scheme (“DPS”). As of March 31, 2026, the Company maintained one bank account in Hong Kong under Rubber Leaf Limited. The bank account maintained in Hong Kong is an offshore account and is not protected by the Hong Kong Deposit Protection Board (“DPB”) under the Deposit Protection Scheme (“DPS”)

Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash and cash equivalents and accounts receivable. As of March 31, 2026 and December 31, 2025, $1,825 and $Nil of the Company’s cash held by financial institutions were uninsured, respectively.

Major customers

For the three months ended March 31, 2026 and 2025, the Company’s revenues from major customers that accounted for more than 10% of total revenue were as follows:

	Three months ended March 31, 2026		As of March 31, 2026		Three months ended March 31, 2025		As of March 31, 2025
	Amount	% of Total Revenue	Accounts Receivable	% of Total Accounts Receivable	Amount	% of Total Revenue	Accounts Receivable	% of Total Accounts Receivable
Customer D	3,264,924	100%	5,771,120	100%	-	-%	-	-%

●	Customer D: Shanghai Huaxin Economic and Trade Co., Ltd. (“Shanghai Huaxin”), a related party, as 10% of its equity interest is held by Xingxiu Hua, the Chief Executive Officer of Rubber Leaf Inc., with the remaining 90% equity interest held by unrelated third-party shareholders, and neither Rubber Leaf Inc. nor its management has control over or significant influence on Shanghai Huaxin.

Major vendors

For the three months ended March 31, 2026 and 2025, the Company made purchases from major vendors that accounted for more than 10% of total purchases as follows:

	Three months ended March 31, 2026		As of March 31, 2026		Three months ended March 31, 2025		As of March 31, 2025
	Amount	% of Total Purchase	Accounts payable	% of Total Accounts Payable	Amount	% of Total Purchase	Accounts payable	% of Total Accounts Payable
Vendor C	2,979,579	100%	4,485,773	96%	-	-	-	-

●	Vendor C: Shanghai Yongliansen Import and Export Trading Company (“Yongliansen”), a related party.

Accounts Receivable

Accounts receivables are reported at their net realizable value. Any value adjustments are booked directly against the relevant receivable. We have standard payment terms that generally require payment within approximately 30 to 60 days. Management performs ongoing credit evaluations of its customers. An allowance for potentially uncollectible accounts is provided based on history, economic conditions, and composition of the accounts receivable aging. As of the disposal date of RLSP, certain intercompany accounts receivable were determined to be uncollectible and were written off in full and recognized as bad debt expense. As of March 31, 2026 and 2025 no credit risk identified and no allowance for doubtful accounts.

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

Advances to vendors

From time to time, we paid advances to our vendors in order to secure our purchase orders or as retainers required pursuant to various purchase agreements related to production and the 2nd production lines currently under construction. The advances have non-interest-bearing, normally settled along with purchase transactions within 60 to 180 days, depending on market conditions, and approximately 365 days for construction projects and/or equipment purchase.

Advances from customers

From time to time, we receive advances from our customers, which are made normally under sales frame contracts, each sales transaction will be initiated by purchase orders received under the frame contracts. The advances have non-interest-bearing, normally settled along with purchase/sales transactions within 60 to180 days.

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

The 2017 Tax Reform Act permanently reduces the U.S. corporate income tax rate to a 21% flat rate. In addition, the 2017 Tax Reform Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included in the gross income of the CFCs’ U.S. shareholder income. The tax law in PRC applies an income tax rate of 25% to enterprises. Hong Kong is subject to 8.25% on the first HK$2 million of assessable profits and 16.5% on profits exceeding HK$2 million.

The Company’s subsidiary does not receive any preferential tax treatment from the local government.

Taxation

The Company is subject to income taxes, indirect taxes, and other levies in accordance with the tax laws and regulations of the jurisdictions in which it operates.

Hong Kong Taxation

For the three months ended March 31, 2026, the Company’s operations were conducted primarily through its Hong Kong subsidiaries and were subject to Hong Kong tax laws and regulations.

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

United States Taxation

As a company incorporated in the State of Nevada and listed on a U.S. securities exchange, the Company is subject to U.S. federal income tax laws and regulations. The Company files U.S. federal income tax returns and is subject to examination by the Internal Revenue Service. The Company may also be subject to state and local income taxes in jurisdictions where it has operations or nexus.

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

The Company does not have any potentially dilutive instruments as of March 31, 2026 and December 31, 2025, and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2026 and December 31, 2025. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalent, accounts receivable, other current assets, accounts payables, advances from customers and other current liabilities. For short term borrowings and notes payable, the Company concluded the carrying values are a reasonable estimate of fair values because of the short period of time between the origination and repayment and as their stated interest rates approximate current rates available.

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

Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) in accordance with ASC 220, Income Statement-Reporting Comprehensive Income (ASC 220). Under ASC 220, the Company is required to report comprehensive income (loss), which includes net income (loss) as well as other comprehensive income (loss). The only significant component of accumulated other comprehensive income (loss) as of March 31, 2026 and December 31, 2025 is the currency translation adjustment.

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

Significant segment expenses reviewed by the CODM include administrative expenses incurred by RLHK, which primarily consist of start-up and operating costs, as well as corporate-level expenses incurred by the parent company, which mainly relate to regulatory compliance, consulting, and legal services. SG&A expenses for the period ended March 31, 2026 and 2025 were $62,187 and $79,851, respectively. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.

As the Company operates in a single reportable segment, segment revenue and segment profit or loss are consistent with the amounts presented in the consolidated statements of operations and comprehensive income (loss). No geographic segment information is presented, as the Company does not manage or evaluate performance on a geographic basis.

Recently Adopted Accounting Standards

In September 2022, the FASB issued ASU 2022-04, “Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” which requires that an entity that uses a supplier finance program in connection with the purchase of goods or services disclose information about the program’s nature, activity during the period, changes from period to period, and potential magnitude. The Company adopted this standard for annual periods on a retrospective basis beginning January 1, 2023. The Company also adopted the amendment on roll forward information, which became effective prospectively for annual periods beginning January 1, 2024. The adoption of this guidance modified the Company’s disclosures and modified its annual disclosures for the roll forward information in 2024, but did not have an impact on its financial position and results of operations.

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-09,“Income Taxes (Topic 740): Enhancements to Income Tax Disclosures” (referred to as “ASU 2023-09”). This guidance requires the disclosure, on an annual basis, of specific categories in the rate reconciliation and the disaggregation of income taxes paid by jurisdiction. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2025. The Company does not expect the adoption of this standard to materially impact its consolidated financial position, results of operations, or cash flows. In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, “Enhancements to Reportable Segment Disclosures” (“ASU 2023-07”). This standard necessitates companies to provide additional, more comprehensive details regarding significant expenses of a reportable segment, even if there is only one such segment. Its purpose is to enhance disclosures related to a public entity’s reportable segments. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with the option for early adoption. The adoption of this guidance modified the Company’s disclosures and modified its annual disclosures for the roll forward information in 2025, but did not have an impact on its financial position and results of operations..

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024 03”), and in January 2025, the FASB issued ASU No. 2025-01, Clarifying the Effective Date (“ASU 2025-01”). The amendments are intended to enhance disclosures regarding an entity’s costs and expenses by requiring additional disaggregated information disclosures about certain income statement expense line items. The amendments, as clarified by ASU 2025-01, are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently in the process of evaluating the impact this amended guidance may have on the footnotes to our condensed consolidated financial statements.

There were also other updates recently issued and the management does not believe that other than those disclosed above, accounting pronouncements recently issued but not yet adopted will have a material impact on its financial position results of operations or cash flows.

Note 3– Related Party Transactions

Purchase

In order to reduce purchase costs and enhance purchasing power, the Company purchases the main raw materials from Yongliansen Import and Export Trading Company (“Yongliansen”) during three months ended March 31, 2026. The Company’s Chief Executive Officer, Xingxiu Hua, holds 30% of the outstanding equity of Yongliansen

For the three months ended March 31, 2026 and 2025, RLHK purchased rubber products from Yongliansen in the total amount of $2,979,579 and $Nil, respectively.

On November 3, 2025, the Company entered into a tripartite payment direction, settlement acknowledgement and waiver agreement, pursuant to which a portion of the amounts payable to Yongliansen was settled through a direct payment by RLHK’s designated party, Shanghai Xinsen, which had received proceeds from product sales made by RLHK. As a result, accounts payable to Yongliansen in the amount of $992,594 were offset against accounts receivable from Shanghai Xinsen for the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025, RLHK had accounts payable to Yongliansen of $4,485,773 and $2,498,787, respectively.

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

For the three months ended March 31, 2026 and 2025, RLHK had indirect sales through Shanghai Xinsen that were sold to one certified first-tier supplier of the Auto Manufacturers $Nil and $Nil respectively. As of March 31, 2026 the accounts receivable due to Shanghai Xinsen were $Nil. As of December 31, 2025, the accounts receivable due from Shanghai Xinsen were $788,834, arising from normal business transactions.

For the three months ended March 31, 2026 and 2025, RLHK had indirect sales through Shanghai Huaxin that were sold to one certified first-tier supplier of the Auto Manufacturers $3,264,924 and $Nil respectively. As of March 31, 2026 and December 31, 2025, the accounts receivable due from Shanghai Xinsen were $5,771,120 and $2,506,196 respectively, arising from normal business transactions.

Disposal of subsidiary

On November 20, 2025, the Company entered into a Share Purchase Agreement with Yongliansen, pursuant to which the Company sold all of its equity interests in RLSP for total consideration of $3.0 million, payable in three installment payments of $1.0 million each, with payments due on or before June 2027, June 2028, and June 2029, respectively.

In accordance with ASC 835-30, Interest—Imputation of Interest, the Company evaluated the long-term receivable arising from the installment arrangement and initially recorded such receivable at its present value. As of March 31, 2026 and December 31, 2025, the Company had a long-term accounts receivable balance of $2,808,035 and $2,787,131 due from Yongliansen, measured using an incremental borrowing rate of 3.0%

Others

As of March 31, 2026 and December 31, 2025, our CEO Mrs. Xingxiu Hua and CFO Mr. Hua Wang funded the Company and RLHK in the total amounts of $3,275,091 and $3,174,291 for its daily operations. respectively. The payable amounts bear no interest rate and due on demand.

During the three months ended March 31, 2026, the Company transferred cash in the amount of $1,285 to RLHK as capital contribution and funding of $10,715 for its daily operations.

Note 4 – Shareholders’ Equity

Rubber Leaf Limited (“RLHK”) was incorporated in Hong Kong under the Companies Ordinance (Chapter 622 of the Laws of Hong Kong) as a limited liability company. The Company was established to serve as a regional subsidiary and commercial platform for Rubber Leaf Inc., focusing on cross-border operations, sales, and supply-chain coordination within Asia.

From May to July 2023, the Company issued 133,000 shares of common stock at $3.00 per share pursuant to the private placements with ten individuals for cash. The total $399,000 subscriptions were fully received as of December 31, 2025. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

Note 5 – Discontinued Operations

Management intended to change its operating focus and entered into an agreement with a related party to sell certain assets and liabilities of RLSP. On November 20, 2025, the The Company completed the disposition of the former PRC subsidiary pursuant to the Agreement entered into on November 20, 2025. The Company concluded that, in aggregate, the sale of the business in the PRC segment met the criteria for discontinued operations presentation in 2025. As a result, each of these businesses has been reclassified to discontinued operations in these financial statements for all periods presented. Such assets and liabilities were classified as assets and liabilities held for sale until the transaction closed on November 30, 2025.

For the three months ended March 31, 2026 and 2025, the net loss from discontinued operations were $Nil and $265,485

Note 6 - Commitments and Contingencies

The Company had no material commitments or contingencies as of March 31, 2026

Note 7 - Income Taxes

The Company, RLI, is a Nevada company and is subject to the United States federal income tax at a tax rate of 21%. The Company’s former PRC subsidiary, RLSP, was incorporated in the PRC and was subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes (“EIT”) is generally imposed at 25%. RLSP was disposed of by the Company on November 20, 2025 by selling all of the Company’s then equity interests in RLSP to Shanghai Yongliansen Import and Export Trading Co., Ltd. (“Yongliansen”).

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

The two-tier profits tax rate system of Hong Kong became effective for the assessment year 2018/2019. Under the two-tier profit tax rates regime, the profits tax rate for the first HKD2 million (approximately US$260,000) of assessable profits of a corporation is subject to the lowered tax rate, 8.25%, while the remaining assessable profits are subject to the tax rate of 16.5%.

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

For the three months ended March 31, 2026 and 2025, income tax expense was $Nil and $Nil, respectively. As of March 31, 2026 and 2025, deferred tax liabilities amounted to $63,942 and $63,942, respectively. The deferred tax liabilities and deferred income tax expense primarily arose from taxable temporary differences related to gains recognized for financial reporting purposes on the disposal of a subsidiary, where the consideration was structured as a long-term receivable and the related tax obligations are deferred under applicable tax laws.

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the three months ended March 31, 2026 and 2025:

For the three months ended
March 31
	2026	2025

U.S. federal income tax rate	21%	21.0%
Tax rate difference	-%	-%
Nontaxable items	-%	-%
GILTI tax	-%	-%
Others	-%	-%
Valuation allowance	-%	-%
Effective tax rate	-%	-%

As the Company incurred a pre-tax loss with income tax expense arising from disposal gains and deferred income tax adjustments. Accordingly, the effective income tax rate for the period is not meaningful.

For U.S. income tax purposes, the Company has no cumulative undistributed earnings of foreign subsidiary as of March 31, 2026. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the three months ended March 31, 2026 and 2025, no GILTI tax expense was incurred.

ASC 740 also requires the recognition and measurement of uncertain tax positions using a “more-likely-than-not” threshold. Management has evaluated the Company’s tax positions, including the anticipated offshore profits tax exemption in Hong Kong, and determined that no liability for uncertain tax positions was required to be recorded as of March 31, 2026.

Note 8 - Subsequent Events

The Company has evaluated all subsequent events through the date these condensed financial statements were issued and determined that there were no subsequent events or transactions that require recognition or disclosures in the condensed financial statements.

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

Overview

Rubber Leaf Inc was incorporated under the laws of the State of Nevada on May 18, 2021. On May 27, 2021, the Company entered into the Share Exchange Agreement with Xingxiu Hua, the Chief Executive Officer, President and Chairperson of the Company, pursuant to which the Company issued 40,000,000 shares of common stock to Ms. Hua in consideration of Ms. Hua’s efforts to procure Rubber Leaf LLC to transfer any and all equity interests in RLSP to the Company. We acquired Rubber Leaf Sealing Products (Zhejiang) Co., Ltd. on July 1, 2021, through an equity transfer between Rubber Leaf LLC and Rubber Leaf Inc. After the acquisition, RLSP became our 100% directly controlled subsidiary and wholly foreign-owned enterprise in China. RLSP was established in Fenghua, Ningbo, China and commenced operations in July 2019. RLSP was the wholly owned subsidiary of Rubber Leaf LLC, a Delaware company organized on June 1, 2018, and Xingxiu Hua, our Chief Executive Officer, President and Chairperson of the Board, was the sole member of Rubber Leaf LLC. RLSP specialized in the production and sales of automotive rubber and plastic sealing strips. All of our business was previously conducted through RLSP until it was disposed of by the Company on November 20, 2025.

The Company completed the disposition of RLSP through a Share Purchase Agreement dated November 20, 2025 (“Agreement”) with Shanghai Yongliansen Import and Export Trading Co., Ltd. (“Yongliansen”), of which our Chief Executive Officer, Ms. Xingxiu Hua, holds 30% of the outstanding equity. Pursuant to the Agreement, we sold all of our then equity interests in RLSP to Yongliansen for cash consideration of US$3,000,000, payable in three installments. RLSP has filed the sale and change of sole shareholder with the State Administration for Market Regulation of the PRC (the “SAMR”) with the official registration date being October 28, 2025.

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

Our principal business address is Room 2109, 21/F C C WU BLDG 302-308 HENNESSY ROAD, WANCHAI, HONG KONG.

Components of Our Results of Operations

Sales Revenue

We generate revenue through the sale of automotive rubber and plastic sealing strips under three supply models:

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

The finished products are delivered to the warehouses of Xinsen Group’s upstream first-tier suppliers, either from our locations or those of the third-party manufacturers. Quality inspection is carried out by assigned inspectors from Xinsen Group upon delivery. RLHK fulfills its obligation when the finished products reach Xinsen Group’s customers and pass the qualified quality inspection.

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

We also generate revenue through contract manufacturing model or OEM supply model, which is described in Model C.

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

Results of Operations

Comparison of the Three Months Ended on March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	For three months ended on March 31,
	2026	2025	Changes

Sales-related parties	$3,264,924	$-	3,264,924
Total	3,264,924	-	3,264,924

Cost of sales	2,979,579	-	2,979,579
Gross profit (loss)	285,345	-	285,345

Operating Expenses
General & administrative expenses	62,187	79,851	(17,664)
Total operation expenses	62,187	79,851	(17,664)
Income (loss) from operation	223,158	(79,851)	303,009

Other income (expense):
Interest expense	20,904	-	20,904
Other (expense) income, net	-	-	-
Total other expenses, net	20,904	-	20,904

Net income (loss) from continuing operation before income taxes	244,062	(79,851)	323,913
Income tax expenses	-	-	-
Net income (loss) from continuing operations	$244,062	$(79,851)	$323,913

Gain (loss) from discontinued operations	-	(265,485)	265,485
Net income (loss)	244,062	(345,336)	589,398

Sales Revenue

Sales revenue for the three months ended March 31, 2026 and 2025 was $3,264,924 and $0, respectively, representing an increase of approximately $3.2 million year over year. The Company did not generate revenue in the first quarter of 2025 due to a prior legal dispute with Ningbo Rongsen. On September 22, 2025, the Company established a wholly owned subsidiary in Hong Kong, RLHK, which has since become its primary operating entity and is engaged in the sale of automotive rubber and plastic sealing strips. The Company expects revenue to continue growing in future periods.

Cost of Sales

Cost of sales were $2,979,579 and $Nil for the three months ended March 31, 2026 and 2025, respectively and were consistent with the level of sales during the corresponding periods.

Income(loss) from operations

Gross income amounted to $223,158 and $(79,851) for the three months ended March 31, 2026 and 2025, respectively.

General and administrative cost

General and administrative expenses were $62,187 and $79,851 for the three months ended March 31, 2026 and 2025, respectively, decreasing by $17,664, or 22%, year over year. The decrease was primarily attributable to lower professional service fees incurred during the period ended March 31, 2026, mainly the legal expenses, which were mainly related to the Company’s application for uplisting to The Nasdaq Capital Market.

Income from Continuing Operations

For the three months ended March 31, 2026, income from operations was $244,062, as compared to loss from operations of $(79,851) for the three months ended March 31, 2025, an increase of $323,913 or 406% year over year.

Income (loss) from Discontinued Operations

On September 22, 2025, RLI established a new Hong Kong subsidiary, Rubber Leaf Limited (“RLHK”), to continue to conduct business specializing in sales of automotive rubber and plastic sealing strips as all principal orders. During the three months ended March 31, 2025, the Company generated $Nil of revenue through RLSP due to a prior legal dispute with Ningbo Rongsen. However, due to the uncertainty of resuming operations and related legal commitments, RLSP’s operations were not as expected, our management intended to change its operations. Subsequently on November 20, 2025, the Company entered into an agreement with a counterparty to sell certain assets and liabilities of RLSP. RLSP has been identified as discontinued operations in the accompanying consolidated financial statements. Net income (loss) from discontinued operations for the three months ended March 31, 2026 and 2025 were $Nil and ($265,485), respectively.

Net income (loss)

As a result of the factors described above, net income for the three months ended March 31, 2026, was $244,062, an improvement of $589,398, or 171%, compared to a net loss of $(345,336) for the same period in 2025.

Equity and Capital Resources

As of March 31, 2026, we had an accumulated deficit of $(2,309,823). As of March 31, 2026, we had cash of $3,221 and negative working capital of $(2,276,727), compared to cash of $1,105 and negative working capital of $(2,499,885) on December 31, 2025. The improvement in working capital was primarily attributable to the disposal of the Company’s former PRC subsidiary, RLSP, which had generated accumulated losses and significant working capital deficits in prior periods.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition., changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

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

As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026 due to material weaknesses in our internal control over financial reporting related to insufficient U.S. GAAP knowledge and expertise and inadequate segregation of duties.

Notwithstanding the foregoing, management has substantial experience in preparing and reviewing the Company’s financial information and Exchange Act reports, and, to date, no material misstatements have been identified in the financial statements included in this Quarterly Report as a result of the material weaknesses described above. In addition, management performed additional review and analysis procedures to support the timely preparation of the Company’s financial statements and related disclosures for this Quarterly Report.

As part of its remediation efforts, management has engaged an outside accounting consultant with experience in U.S. GAAP and SEC financial reporting to assist in strengthening the Company’s financial reporting process and internal controls. Management is also enhancing its review procedures and implementing measures to improve segregation of duties. These material weaknesses will not be considered remediated until the applicable controls have been designed and implemented, have operated for a sufficient period of time, and management has concluded, through testing, that such controls are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2026 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2024, RLSP received a Notice of Legal Action from Taicang People’s Court of China, with RLSP being a co-defendant under a goods purchase contract dispute with case number (2024) SU0585 Minchu No. 3400. This lawsuit was initiated by Hecheng Special Rubber (Taicang) Co., Ltd. (“Taicang Hecheng”), claiming that RLSP and Yongliansen, acting as co-buyers, have purchased EPDM rubber from Taicang Hecheng since April 2023 but failed to pay purchase price for an aggregate amount of US$132,836.92 (RMB942,849.86). Taicang Hecheng therefore filed a complaint against RLSP and Yongliansen for the outstanding purchase price and the late payment fee.

In August 2024, Rubber Leaf Sealing Parts (Zhejiang) Co., Ltd. (“RLSP”) received a Notice of Legal Action from the Taicang People’s Court of China, where RLSP was named as a co-defendant alongside Yongliansen in a goods purchase contract dispute, under case number (2024) SU 0585 Minchu No. 10874. The lawsuit was initiated by Jiangsu Guanlian New Materials Technology Co., Ltd. (“Guanlian”), asserting that RLSP and Yongliansen, acting as co-buyers, had purchased goods from Guanlian since April 2023 but failed to settle the outstanding payment. The claimed amount totals RMB 823,695.12 (approximately US$116,013.40 based on exchange rates as of March 2025), representing the unpaid purchase price. Guanlian has demanded immediate payment of the overdue amount of RMB 823,695.12, along with a late payment penalty calculated at a rate of 0.3% per day on the principal amount, starting from July 4, 2023, until the date of actual payment. Additionally, Guanlian seeks to hold RLSP jointly and severally liable for the debt and requests that both defendants bear the full litigation costs.

In August 2024, Wuhan Economic and Technological Development Zone People’s Court accepted a case initiated by eGT against RLSP for a refund of a portion of the prepayment at US$1,063,316 (RMB7,547,203.80). RLSP argued eGT and RLSP started a business collaboration from September 2019 and signed around 29 advance payment agreements. The contract payment model was changed to a post-payment structure in June 2022. Since then, RLSP has continued to supply goods, which have not been fully settled. RLSP seeks full settlement of all outstanding receivables, including such outstanding amount for the transactions after June 2022, while eGT insisted that the prepayment shall not cover such purchases after June 2022. On November 4, 2024, Wuhan Economic and Technological Development Zone People’s Court ruled that RLSP shall refund eGT US$1,045,196 (RMB7,418,594.09) plus late payment interest incurring from August 2, 2024 at the rate of 3.35% per annum and RLSP shall claim any outstanding receivables through a separate lawsuit. An appeal has been filed by RLSP and the case is currently under review by Wuhan Intermediate People’s Court of China.

After the disposition of RLSP, and in accordance with the Share Purchase Agreement with Yongliansen, from and after the Closing, the following matters relating to RLSP shall be solely borne by Yongliansen and RLSP shall have no recourse against the Company: (i) all existing debts and obligations of the RLSP; (ii) all future debts, losses and obligations (including contingent matters); (iii) all ongoing, pending and potential future litigation, arbitration, administrative penalties or other disputes relating to RLSP.

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

(C) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

RUBBER LEAF INC

Date: May 14, 2026	/s/ Xingxiu Hua
Xingxiu Hua, Chief Executive Officer

Date: May 14, 2026	/s/ Hua Wang
Hua Wang, Chief Financial Officer

