Form 10-Q
period 2026-06-30
Rubber Leaf Inc
filed 2026-08-10
CIK 1893657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 31, 2026, the Registrant had 41,109,458 shares of common stock, $0.001 par value, issued and outstanding.

TABLE OF CONTENTS

		PAGE

	Note about Forward-Looking Statements	3

	PART I - FINANCIAL INFORMATION	4

Item 1	Financial Statements	4
	Consolidated Balance Sheets as of June 30, 2026 (unaudited) and December 31, 2025	5
	Consolidated Statements of Operations and other comprehensive income (loss) (unaudited) for the three months and six months ended June 30, 2026 and 2025	6
	Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the three and six months ended June 30, 2026 and 2025	7
	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2026 and 2025	8
	Notes to Unaudited Consolidated Financial Statements	9
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4	Controls and Procedures	28

	PART II - OTHER INFORMATION	29

Item 1	Legal Proceedings	29
Item 1A	Risk Factors	29
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3	Defaults Upon Senior Securities	29
Item 4	Mine Safety Disclosures	29
Item 5	Other Information	30
Item 6	Exhibits	30

SIGNATURES		31

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section entitled “Risk Factors,” beginning on page 11 of our Annual Report on Form 10-K for the year ended December 31, 2025, and our Quarterly Report on Form 10-Q for the first quarter ended March 31, 2026, filed with the Securities and Exchange Commission (“SEC”) on June 1, 2026. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RUBBER LEAF INC

RUBBER LEAF INC

CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash	$1,361	$1,105
Accounts receivable – related parties	8,545,150	3,295,030
Total current assets	8,546,511	3,296,135
Noncurrent assets:
Long-term account receivable – related party	2,828,938	2,787,131
Total assets	$11,375,449	$6,083,266

LIABILITIES
Current liabilities:
Accounts payable – related parties	$4,505,382	$2,498,787
Other payables - related parties	6,309,437	3,174,291
Other current liabilities	26,002	59,000
Total current liabilities	10,840,821	5,732,078

Noncurrent liabilities:
Deferred tax liabilities	63,942	63,942

Total liabilities	10,904,763	5,796,020

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock: 40,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: 100,000,000 shares authorized, 41,109,458 shares and 41,109,458 shares issued and outstanding as of June 30, 2026 and December 31, 2025	41,110	41,110
Additional paid-in capital	2,799,035	2,799,035
Accumulated deficit	(2,370,445)	(2,553,885)
Accumulated other comprehensive income	986	986
Total stockholders’ equity	470,686	287,246
Total liabilities and stockholders’ equity	$11,375,449	$6,083,266

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	For the six months ended June 30,		For the three months ended June 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Sales-related parties	6,038,954	-	2,774,030	-
Total	6,038,954	-	2,774,030	-

Cost of sales	5,815,774	-	2,836,195	-
Total cost of sales	5,815,774	-	2,836,195	-
Gross income (loss)	223,180	-	(62,165)	-

Operating expenses
General & administrative expenses	81,547	165,082	19,360	85,231
Total operating expenses	81,547	165,082	19,360	85,231
Income (loss) from operations	141,633	(165,082)	(81,525)	(85,231)

Other income (expense):
Interest income (expense)	41,807	-	20,903	-
Other income, net		-	-	-
Total other income (expenses), net	41,807	-	20,903	-

Net income (loss) from continuing operations before income taxes	$183,440	$(165,082)	$(60,622)	$(85,231)
Income tax expense (benefit)	-	-	-	-
Net income (loss) from continuing operations	$183,440	$(165,082)	$(60,622)	$(85,231)

Gain (loss) from discontinued operations	-	(521,889)		(256,404)
Net income (loss)	183,440	(686,971)	(60,622)	(341,635)

Other comprehensive income (loss)
Foreign currency translation, net of tax	-	3,593	-	1,074
Comprehensive income (loss)	183,440	(683,378)	(60,622)	(340,561)

Earnings per share
Basic and diluted earnings (loss) per share	$0.0045	$(0.0166)	$(0.0015)	$(0.0083)
Weighted average common shares outstanding	41,109,458	41,109,458	41,109,458	41,109,458

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred				Additional	Retained Earnings	Accumulated Other	Total Stockholders’
	Stocks		Common Stocks		Paid-in	(Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	income (loss)	(Deficit)
Balance at December 31, 2024	-	$-	41,109,458	$41,110	$2,799,035	$(5,421,529)	$83,828	$(2,497,556)

Net loss	-	-	-	-	-	(686,971)	-	(686,971)
Foreign currency translation, net tax	-	-	-	-	-	-	3,593	3,593
Balance at June 30, 2025 (Unaudited)	-	-	41,109,458	41,110	2,799,035	(6,108,500)	87,421	(3,180,934)

	Preferred				Additional	Retained Earnings	Accumulated Other	Total Stockholders’
	Stocks		Common Stocks		Paid-in	(Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	income (loss)	(Deficit)
Balance at December 31, 2025	-	$-	41,109,458	$41,110	$2,799,035	$(2,553,885)	$986	$287,246

Net income	-	-	-	-	-	183,440	-	183,440
Balance at June 30, 2026 (Unaudited)	-	-	41,109,458	$41,110	$2,799,035	$(2,370,445)	986	470,686

	Preferred				Additional	Retained Earnings	Accumulated Other	Total Stockholders’
	Stocks		Common Stocks		Paid-in	(Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	income (loss)	(Deficit)
Balance at March 31, 2025 (Unaudited)	-	$-	41,109,458	$41,110	$2,799,035	$(5,766,865)	$86,347	$(2,840,373)
Net loss	-	-				(341,635)		(341,635)
Foreign currency translation, net tax	-	-	-	-	-	-	1,074	1,074
Balance at June 30, 2025 (Unaudited)	-	-	41,109,458	41,110	2,799,035	(6,108,500)	87,421	(3,180,934)

	Preferred				Additional	Retained Earnings	Accumulated Other	Total Stockholders’
	Stocks		Common Stocks		Paid-in	(Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	income (loss)	(Deficit)
Balance at March 31, 2026 (Unaudited)	-	$-	41,109,458	$41,110	$2,799,035	$(2,309,823)	$986	$531,308
Net loss	-	-				(60,622)		(60,622)
Balance at June 30, 2026 (Unaudited)	-	-	41,109,458	41,110	2,799,035	(2,370,445)	986	470,686

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RUBBER LEAF INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30
	2026	2025
	(Unaudited)
Cash flow from operating activities
Net income (loss)	183,440	(686,971)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities:
Loss from discontinued operations	-	521,889
Accounts receivable – related parties	(2,229,774)	-
Interest accrued on long-term receivables	(41,807)	-
Accounts payables - related parties	2,006,595	-
Advances to vendors - related party	-	5,000
Other current liabilities	(32,998)	87,499
Net cash used in operating activities	(114,544)	(72,583)

Cash flow from investing activities
Net cash used in investing activities	-	-

Cash flow from financing activities
Other payable from related parties	114,800	73,500
Net cash provided by financing activities	114,800	73,500

Effect of exchange rate changes	-	228
Increase in cash	256	1,145
Cash and restricted cash, beginning	1,105	12,273
Cash and restricted cash, ending	$1,361	$13,418

Supplemental disclosures of cash flow
Interest paid	$-	$-
Income taxes paid	$-	$-
Supplemental disclosure of non-cash activities
Non-cash offset of accounts receivable and accounts payable	$3,809,179	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Note: The Company completed the disposal of the discontinued operation in the fourth quarter of 2025. For the six months ended June 30, 2025, net cash used in operating activities was $72,583 in total, including cash flows related to both continuing and discontinued operations. Of this amount, $50,106 was attributable to discontinued operations. The loss from discontinued operations of $521,889 was included in net loss and was adjusted in the reconciliation of net loss to net cash used in operating activities.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements. With respect to the unaudited financial statements as of and for the six months ended June 30, 2026, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

Under ASC 606, the Company evaluated whether RLHK acts as a principal or agent in its revenue arrangements. RLHK is the contractual counterparty to its customers under the sales contracts. RLHK obtains ownership of finished goods prior to shipment by sourcing and controlling raw materials, and bears responsibility for product quality and delivery. Control of the goods transfers to customers upon shipment. Because RLHK can objectively determine, prior to shipment, that the goods conform to the agreed-upon specifications, end-customer acceptance provisions are administrative in nature and do not represent a barrier to the transfer of control. RLHK maintains pricing discretion, establishes selling prices under its sales contracts, collects consideration in its own name, and bears credit risk with respect to amounts due from customers. RLHK bears inventory-related and contract-fulfillment risk, including after-sale support obligations. The contract manufacturer produces goods solely in accordance with RLHK’s technical and quality specifications and has no pricing authority, direct customer-access rights, or contract-performance obligations to the customers. Based on these indicators, RLHK acts as principal and reports revenue gross, at the amounts billed to customers, rather than net of amounts payable to the contract manufacturer.

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

Concentration risk

The Company maintains cash with banks in the United States of America (“USA”) and Hong Kong. Should any bank holding cash become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In the United States, the standard insurance amount is $250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”). In Hong Kong, a depositor has up to HKD800,000 insured by the Hong Kong Deposit Protection Board (“DPB”) under the Deposit Protection Scheme (“DPS”). As of June 30, 2026, the Company maintained one offshore bank account in Hong Kong under Rubber Leaf Limited. This offshore account is not covered under the Hong Kong Deposit Protection Scheme (“DPS”) administered by the Hong Kong Deposit Protection Board (“DPB”), but the underlying bank is insured under the United States FDIC insurance program.

Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash and cash equivalents and accounts receivable. As of June 30, 2026 and December 31, 2025, $Nil and $Nil of the Company’s cash held by financial institutions were uninsured, respectively.

Major customers

For the six and three months ended June 30, 2026 and 2025, the Company’s revenues from major customers that accounted for more than 10% of total revenue were as follows:

	Six months ended June 30, 2026		Three months ended June 30, 2026		Six months ended June 30, 2025		Three months ended June 30, 2025
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount e	% of Total Revenue
Customer D	6,038,954	100%	2,774,030	100%	-	-%	-	-%

	As of June 30, 2026		As of December 31, 2025
	Accounts Receivable	% of Total Accounts Receivable	Accounts Receivable	% of Total Accounts Receivable
Customer D	$8,545,150	100%	$2,506,196	76%

●	Customer D: Shanghai Huaxin Economic and Trade Co., Ltd. (“Shanghai Huaxin”), a related party, as 10% of its equity interest is held by Xingxiu Hua, the Chief Executive Officer of Rubber Leaf Inc., with the remaining 90% equity interest held by unrelated third-party shareholders, and neither Rubber Leaf Inc. nor its management has control over or significant influence on Shanghai Huaxin.

Major vendors

For the six and three months ended June 30, 2026 and 2025, the Company made purchases from major vendors that accounted for more than 10% of total purchases as follows:

	Six months ended June 30, 2026		Three months ended June 30, 2026		Six months ended June 30, 2025		Three months ended June 30, 2025
	Amount	% of Total Purchase	Amount	% of Total Purchase	Amount	% of Total Purchase	Amount	% of Total Purchase
Vendor C	5,815,774	100%	2,836,195	100%	-	-	-	-

	As of June 30, 2026		As of December 31, 2025
	Accounts Payable	% of Total Accounts Payable	Accounts Payable	% of Total Accounts Payable
Vendor C	$4,505,382	100%	$2,498,787	100%

●	Vendor C: Shanghai Yongliansen Import and Export Trading Company (“Yongliansen”), a related party.

Accounts Receivable

Accounts receivable is reported at their net realizable value. Any value adjustments are booked directly against the relevant receivable. We have standard payment terms that generally require payment within approximately 30 to 90  days. Management performs ongoing credit evaluations of its customers. An allowance for potentially uncollectible accounts is provided based on history, economic conditions, and composition of the accounts receivable aging. As of the disposal date of RLSP, certain intercompany accounts receivable were determined to be uncollectible and were written off in full and recognized as bad debt expense. As of June 30, 2026 and December 31, 2025 no credit risk identified and no allowance for doubtful accounts.

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

The long-term receivable is payable in three installments as follows:

(1) First Installment: USD 1,000,000 shall be paid on or before June 2027;

(2) Second Installment: USD 1,000,000 shall be paid on or before June 2028;

(3) Third Installment: USD 1,000,000 on or before June 2029.

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

Hong Kong Taxation

For the six months ended June 30, 2026, the Company’s operations were conducted primarily through its Hong Kong subsidiaries and were subject to Hong Kong tax laws and regulations.

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

The Company does not have any potentially dilutive instruments as of June 30, 2026 and December 31, 2025, and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2026 and December 31, 2025. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts receivable, long-term receivables, accounts payable and other current liabilities.

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

In accordance with ASC 830, Foreign Currency Matters (ASC 830), the Company translates the assets and liabilities into United States dollars using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from HKD into United States dollar are recorded in stockholders’ equity as part of accumulated other comprehensive income. Further, foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Gains and losses on those foreign currency transactions are included in other income (expense), net for the period in which exchange rates change.

Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) in accordance with ASC 220, Income Statement-Reporting Comprehensive Income (ASC 220). Under ASC 220, the Company is required to report comprehensive income (loss), which includes net income (loss) as well as other comprehensive income (loss). The only significant component of accumulated other comprehensive income (loss) as of June 30, 2026 and December 31, 2025 is the currency translation adjustment.

Segment Information

Operating segments are defined as components of an entity for which discrete financial information is available and that is regularly reviewed by the chief operating decision maker (“CODM”) in allocating resources and assessing performance. The Company’s CODM is the executive management team, consisting of the Chief Executive Officer and the Chief Financial Officer.

As discussed in Note 1, the Company disposed of RLSP during the year ended December 31, 2025, and the results of RLSP have been presented as discontinued operations for all periods presented. The business models through which RLSP historically generated revenue are no longer part of the Company’s continuing operations, and descriptions of those models elsewhere in this report relate solely to discontinued operations. Following the disposal, the Company conducts its continuing operations through a single sales channel under an indirect supply model operated by RLHK, which generated all of the Company’s revenue from continuing operations for the periods presented. Under this model, RLHK purchases finished goods and sells them to its customers, Shanghai Xinsen and Shanghai Huaxin. Management does not distinguish results by customer type or geographic market for internal reporting purposes.

Based on the manner in which financial information is reviewed by the CODM, the Company has one reportable operating segment. The CODM evaluates segment performance primarily based on consolidated results, including revenue and operating expenses.

Significant segment expenses reviewed by the CODM include administrative expenses incurred by RLHK, which primarily consist of start-up and operating costs, as well as corporate-level expenses incurred by the parent company, which mainly relate to regulatory compliance, consulting, and legal services. SG&A expenses for six months ended June 30, 2026 and 2025 were $81,547 and $165,082, and $19,360 and $85,231 for three months ended June 30, 2026 and 2025, respectively. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.

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

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU No. 2025-01, Clarifying the Effective Date (“ASU 2025-01”). The amendments are intended to enhance disclosures regarding an entity’s costs and expenses by requiring additional disaggregated information disclosures about certain income statement expense line items. The amendments, as clarified by ASU 2025-01, are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently in the process of evaluating the impact this amended guidance may have on the footnotes to our condensed consolidated financial statements.

There were also other updates recently issued and the management does not believe that other than those disclosed above, accounting pronouncements recently issued but not yet adopted will have a material impact on its financial position, results of operations or cash flows.

Note 3 – Related Party Transactions

Purchase

In order to reduce purchase costs and enhance purchasing power, the Company purchases the main raw materials from Yongliansen Import and Export Trading Company (“Yongliansen”) during six months ended June 30, 2026. The Company’s Chief Executive Officer, Xingxiu Hua, holds 30% of the outstanding equity of Yongliansen

For the six months ended June 30, 2026 and 2025, RLHK purchased rubber products from Yongliansen in the total amount of $5,815,774 and $Nil, respectively.

For the three months ended June 30, 2026 and 2025, RLHK purchased rubber products from Yongliansen in the total amount of $2,836,195 and $Nil, respectively.

On November 3, 2025, the Company entered into a tripartite payment direction, settlement acknowledgement and waiver agreement, pursuant to which a portion of the amounts payable to Yongliansen was settled through a direct payment by RLHK’s designated party, Shanghai Xinsen, which had received proceeds from product sales made by RLHK. As a result, accounts payable to Yongliansen in the amount of $3,809,179 were offset against accounts receivable from Shanghai Xinsen for the six months ended June 30, 2026. As of June 30, 2026 and December 31, 2025, RLHK had accounts payable to Yongliansen of $4,505,382 and $2,498,787, respectively.

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

For the six months ended June 30, 2026 and 2025, RLHK had indirect sales through Shanghai Xinsen that were sold to one certified first-tier supplier of the Auto Manufacturers $Nil and $Nil respectively. For the three months ended June 30, 2026 and 2025, RLHK had indirect sales through Shanghai Xinsen that were sold to one certified first-tier supplier of the Auto Manufacturers $Nil and $Nil respectively. As of June 30, 2026 the accounts receivable due to Shanghai Xinsen were $Nil. As of December 31, 2025, the accounts receivable due from Shanghai Xinsen were $788,834, arising from normal business transactions.

For the six months ended June 30, 2026 and 2025, RLHK had indirect sales through Shanghai Huaxin that were sold to one certified first-tier supplier of the Auto Manufacturers $6,038,954 and $Nil respectively. For the three months ended June 30, 2026 and 2025, RLHK had indirect sales through Shanghai Huaxin that were sold to one certified first-tier supplier of the Auto Manufacturers $2,774,030 and $Nil respectively. As of June 30, 2026 and December 31, 2025, the accounts receivable due from Shanghai Huaxin were $8,545,150 and $2,506,196 respectively, arising from normal business transactions.

Disposal of subsidiary

On November 20, 2025, the Company entered into a Share Purchase Agreement with Yongliansen, pursuant to which the Company sold all of its equity interests in RLSP for total consideration of $3.0 million, payable in three installment payments of $1.0 million each, with payments due on or before June 2027, June 2028, and June 2029, respectively.

In accordance with ASC 835-30, Interest—Imputation of Interest, the Company evaluated the long-term receivable arising from the installment arrangement and initially recorded such receivable at its present value. As of June 30, 2026 and December 31, 2025, the Company had a long-term accounts receivable balance of $2,828,938 and $2,787,131 due from Yongliansen, measured using an incremental borrowing rate of 3.0%

Others

As of June 30, 2026 and December 31, 2025, our CEO Mrs. Xingxiu Hua and CFO Mr. Hua Wang funded the Company and RLHK in the total amounts of $3,289,091 and $3,174,291 for their daily operations, respectively. The payable amounts bear no interest and are due on demand.

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

For the six months ended June 30, 2026 and 2025, the net loss from discontinued operations was $Nil and $521,889. For the three months ended June 30, 2026 and 2025, the net loss from discontinued operations was $Nil and $256,404

Note 6 - Commitments and Contingencies

The Company had no material commitments or contingencies as of June 30, 2026

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

For the six months ended June 30, 2026 and 2025, income tax expense was $Nil and $Nil, respectively $Nil, respectively. For the three months ended June 30, 2026 and 2025, income tax expense was $Nil and $Nil, respectively. As of June 30, 2026 and 2025 As of June 30, 2026 and December 31, 2025, deferred tax liabilities amounted to $63,942 and $63,942, respectively. The deferred tax liabilities and deferred income tax expense primarily arose from taxable temporary differences related to gains recognized for financial reporting purposes on the disposal of a subsidiary, where the consideration was structured as a long-term receivable and the related tax obligations are deferred under applicable tax laws.

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the six months ended June 30, 2026 and 2025:

For the six months ended
June 30
	2026	2025

U.S. federal income tax rate	21.0%	21.0%
Tax rate difference	-%	-%
Nontaxable items	-%	-%
GILTI tax	-%	-%
Others	-%	-%
Valuation allowance	-%	-%
Effective tax rate	-%	-%

For U.S. income tax purposes, the Company has no cumulative undistributed earnings of foreign subsidiary as of June 30, 2026. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the six months and three months ended June 30, 2026 and 2025, no GILTI tax expense was incurred.

ASC 740 also requires the recognition and measurement of uncertain tax positions using a “more-likely-than-not” threshold. Management has evaluated the Company’s tax positions, including the anticipated offshore profits tax exemption in Hong Kong, and determined that no liability for uncertain tax positions was required to be recorded as of June 30, 2026.

Note 7 - Subsequent Events

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

Income taxes

Under Hong Kong Profits Tax rules, only profits arising in or derived from Hong Kong are subject to Hong Kong Profits Tax. Profits sourced outside Hong Kong may qualify as offshore profits and are generally not chargeable to Hong Kong Profits Tax, subject to review and final determination by the Hong Kong Inland Revenue Department (“IRD”). RLHK’s first statutory accounting year-end is December 31, 2026; accordingly, no profits-tax return is required to be filed for the year ended December 31, 2025. Management intends to submit an offshore-profits exemption claim to the IRD when filing RLHK’s first profits-tax return. Based on the current facts and technical analysis of the geographic source of income, all substantive decision-making, contracting, and operational activities generating RLHK’s income occur outside Hong Kong. Accordingly, management concludes that any income earned by RLHK is of an offshore nature. There can be no assurance that the IRD will accept this offshore-profit position.

Results of Operations

Comparison of the Six Months Ended on June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	For the six months ended on June 30,
	2026	2025	Changes

Sales-related parties	$6,038,954	$-	6,038,954
Total	6,038,954	-	6,038,954

Cost of sales	5,815,774	-	5,815,774
Gross profit (loss)	223,180	-	223,180

Operating Expenses
General & administrative expenses	81,547	165,082	(83,535)
Total operating expenses	81,547	165,082	(83,535)
Income (loss) from operations	141,633	(165,082)	306,715

Other income (expense):
Interest income (expense)	41,807	-	41,807
Other (expense) income, net	-	-	-
Total other income (expenses), net	41,807	-	41,807

Net income (loss) from continuing operations before income taxes	183,440	(165,082)	348,522
Income tax expenses	-	-	-
Net income (loss) from continuing operations	$183,440	$(165,082)	$348,522

Gain (loss) from discontinued operations	-	(521,889)	521,889
Net income (loss)	183,440	(686,971)	870,411

Sales Revenue

Sales revenue was $6,038,954 and $Nil for the six months ended June 30, 2026 and 2025, respectively, representing an increase of approximately $6.0 million year over year.

The Company did not generate revenue during the six months ended June 30, 2025, primarily due to the suspension of operations resulting from a prior legal dispute with Ningbo Rongsen. On September 22, 2025, the Company established Rubber Leaf Limited (“RLHK”), a Hong Kong subsidiary, which subsequently became the Company’s primary operating entity and is principally engaged in the sale of automotive rubber and plastic sealing strips.

The increase in revenue for the six months ended June 30, 2026 was primarily attributable to sales generated through RLHK following the resumption and restructuring of the Company’s operating activities. The Company expects to continue developing its customer base and expanding its sales activities; however, future revenue growth will depend on market demand, customer orders and the Company’s ability to execute its business strategy.

Cost of Sales

Cost of sales was $5,815,774 and $Nil for the six months ended June 30, 2026 and 2025, respectively. The increase in cost of sales was consistent with the commencement of sales activities through RLHK during the six months ended June 30, 2026.

Gross Profit

Gross income amounted to $223,180 and $Nil for the six months ended June 30, 2026 and 2025, respectively.

General and administrative expenses

General and administrative expenses were $81,547 and $165,082 for the six months ended June 30, 2026 and 2025, respectively, representing a decrease of $83,535, or approximately 50.6%, year over year.

The decrease was primarily attributable to lower professional service fees, including legal, accounting and consulting expenses. Professional fees incurred during the six months ended June 30, 2025 were primarily associated with the Company’s corporate and regulatory matters, including its efforts related to a potential uplisting to The Nasdaq Capital Market.

Income from Continuing Operations

Income from operations was $141,633 for the six months ended June 30, 2026, compared with a loss from operations of $165,082 for the six months ended June 30, 2025, representing an improvement of $306,715 year over year.

The improvement was primarily attributable to the gross profit generated from RLHK’s sales activities and the decrease in general and administrative expenses during the six months ended June 30, 2026.

Income (loss) from Discontinued Operations

On November 20, 2025, the Company entered into a share purchase agreement to sell all of its equity interests in Rubber Leaf Sealing Products (Zhejiang) Co., Ltd. (“RLSP”), its former PRC subsidiary, to Shanghai Yongliansen Import and Export Trading Co., Ltd., a related party in which the Company’s Chief Executive Officer holds a 30% equity interest, for cash consideration of $3,000,000 payable in three installments. The transaction closed on November 30, 2025. Accordingly, the results of RLSP have been presented as discontinued operations for all periods presented in the accompanying condensed consolidated financial statements.

RLSP generated no revenue during the three and six months ended June 30, 2025 as a result of a legal dispute with Ningbo Rongsen. Loss from discontinued operations was $Nil and $265,484.67 for the three months ended June 30, 2026 and 2025, respectively, and $Nil and $521,889 for the six months ended June 30, 2026 and 2025, respectively.

Net income (loss)

As a result of the factors described above, net income was $183,440 for the six months ended June 30, 2026, compared with a net loss of $686,971 for the six months ended June 30, 2025, representing an improvement of $870,411 year over year.

Comparison of the Three Months Ended on June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	For the three months ended on June 30
	2026	2025	Changes

Sales-related parties	$2,774,030	$-	2,774,030
Total	2,774,030	-	2,774,030

Cost of sales	2,836,195	-	2,836,195
Gross profit (loss)	(62,165)	-	(62,165)

Operating Expenses
General & administrative expenses	19,360	85,231	(65,871)
Total operating expenses	19,360	85,231	(65,871)
Income (loss) from operations	(81,525)	(85,231)	3,706

Other income (expense):
Interest income (expense)	20,903	-	20,903
Other (expense) income, net	-	-	-
Total other income (expenses), net	20,903	-	20,903

Net income (loss) from continuing operations before income taxes	(60,622)	(85,231)	24,609
Income tax expenses	-	-	-
Net income (loss) from continuing operations	$(60,622)	$(85,231)	$24,609

Gain (loss) from discontinued operations	-	(256,404)	256,404
Net income (loss)	(60,622)	(341,635)	281,013

Sales Revenue

Sales revenue was $2,774,030 and $Nil for the three months ended June 30, 2026 and 2025, respectively, representing an increase of approximately $2.8 million year over year.

The Company did not generate revenue during the three months ended June 30, 2025, primarily due to the suspension of operations resulting from a prior legal dispute with Ningbo Rongsen. On September 22, 2025, the Company established Rubber Leaf Limited (“RLHK”), a Hong Kong subsidiary that subsequently became the Company’s primary operating entity and is principally engaged in the sale of automotive rubber and plastic sealing strips. Revenue generated during the three months ended June 30, 2026 was primarily attributable to sales conducted through RLHK.

Cost of Sales

Cost of sales was $2,836,195 and $Nil for the three months ended June 30, 2026 and 2025, respectively. The increase in cost of sales was attributable to the commencement of sales activities through RLHK and was generally consistent with the increase in sales volume during the period.

Gross Profit

Gross Profit (Loss)

Gross loss was $62,165 for the three months ended June 30, 2026, compared with $Nil for the same period in 2025. For the six months ended June 30, 2026, the Company recorded gross profit of $223,179, or 3.7% of revenue, compared with $Nil for the same period in 2025. The 2025 comparatives reflect no revenue or cost of sales from continuing operations, as RLHK was not incorporated until September 22, 2025 and the Company’s prior operations conducted through RLSP are presented as discontinued operations.

Results for the six-month period reflect two distinct pricing environments. Gross profit was $285,344, or 8.7% of revenue, in the first quarter of 2026, before turning to a gross loss of $62,165, or negative 2.2% of revenue, in the second quarter.

The gross loss in the second quarter was primarily attributable to a timing lag between an increase in the Company’s raw-material purchase prices and the corresponding adjustment to its contractual selling prices. The Company’s products are manufactured principally from EPDM and TPV, both petroleum-derived materials, and their cost is directly sensitive to movements in global crude oil prices. Following the disruption of Middle East crude supply in late February 2026 and the resulting increase in benchmark crude prices, the Company’s contracted purchase prices increased by approximately 50% effective with its March 2026 purchase order and remained at that level throughout the second quarter.

Because the Company’s selling prices are fixed under monthly sales agreements, the increase could not be passed through immediately. Selling prices were renegotiated with the Company’s customers and increased by approximately 17% effective with the May 2026 sales agreement. As a result, the Company recorded a gross loss of $102,800 in April 2026 and returned to gross profits of $20,160 and $20,475 in May and June 2026, respectively.

The renegotiated selling prices recovered only part of the increase in purchase prices. Gross margin was approximately 2.0% in May and June 2026, compared with approximately 24.0% in January and February 2026. Sales volume in the second quarter of 2026 declined approximately 24% from the first quarter, principally because order volumes were reduced during the period in which selling prices were being renegotiated. The Company does not expect gross margin to return to first-quarter 2026 levels unless raw-material prices decline or further selling-price adjustments are agreed.

Both the Company’s principal customers and its principal raw-material vendor are related parties. Purchase and selling prices are established under written monthly purchase orders and sales agreements rely on market conditions and business considerations.

General and Administrative Expenses

General and administrative expenses were $19,360 and $85,231 for the three months ended June 30, 2026 and 2025, respectively, representing a decrease of $65,871, or approximately 77.3%, year over year.

The decrease was primarily attributable to lower professional service fees, including legal, accounting and consulting expenses. Professional fees incurred during the three months ended June 30, 2025 were primarily related to the Company’s corporate and regulatory matters, including its efforts associated with a potential uplisting to The Nasdaq Capital Market.

Loss from Continuing Operations

Loss from continuing operations before income taxes was $60,622 for the three months ended June 30, 2026, compared with $85,231 for the three months ended June 30, 2025, representing an improvement of $24,609, or approximately 28.9%, year over year.

The improvement was primarily attributable to the decrease in general and administrative expenses and the recognition of interest income during the three months ended June 30, 2026, partially offset by the gross loss generated from RLHK’s sales activities.

Loss from Discontinued Operations

On September 22, 2025, RLI established a new Hong Kong subsidiary, Rubber Leaf Limited (“RLHK”), to continue to conduct business specializing in sales of automotive rubber and plastic sealing strips as all principal orders. During the three months ended June 30, 2025, the Company generated $Nil of revenue through RLSP due to a prior legal dispute with Ningbo Rongsen. However, due to the uncertainty of resuming operations and related legal commitments, RLSP’s operations were not as expected, our management intended to change its operations. Subsequently on November 20, 2025, the Company entered into an agreement with a counterparty to sell certain assets and liabilities of RLSP. RLSP has been identified as discontinued operations in the accompanying consolidated financial statements. Loss from discontinued operations was $Nil and $256,404 for the three months ended June 30, 2026 and 2025, respectively.

Net income (loss)

As a result of the factors described above, net loss was $60,622 for the three months ended June 30, 2026, compared with a net loss of $341,635 for the same period in 2025, representing a decrease in net loss of $281,013, or approximately 82.3%, year over year.

Liquidity and Capital Resources

As of June 30, 2026, the Company had an accumulated deficit of $2,370,445. The Company had cash of $1,361 and a working capital deficit of $2,294,310 as of June 30, 2026, compared with cash of $1,105 and a working capital deficit of $2,435,943 as of December 31, 2025.

The working capital deficit decreased by $141,633 during the six months ended June 30, 2026. The improvement was primarily attributable to income generated from operations during the period. However, the Company continued to have limited cash resources and a significant working capital deficit as of June 30, 2026.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

As of June 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to material weaknesses in our internal control over financial reporting related to insufficient U.S. GAAP knowledge and expertise and inadequate segregation of duties.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes to the legal proceedings previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

As previously disclosed, the Company completed the disposition of its former PRC subsidiary, Rubber Leaf Sealing Products (Zhejiang) Co., Ltd. (“RLSP”), on November 30, 2025. Pursuant to the share purchase agreement governing that transaction, from and after the closing all existing and future debts, losses and obligations of RLSP, and all pending, ongoing and potential future litigation, arbitration, administrative penalties and other disputes relating to RLSP, are borne solely by the purchaser, and the Company has no recourse obligation with respect to such matters. The Company is not currently a party to any material legal proceedings.

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

(C) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

RUBBER LEAF INC

Date: August 10, 2026	/s/ Xingxiu Hua
Xingxiu Hua, Chief Executive Officer

Date: August 10, 2026	/s/ Hua Wang
Hua Wang, Chief Financial Officer

